Form 10KSB40
period 2001-02-28
PLANET SWEEP INC
filed 2001-06-21
CIK 1119676

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED: FEBRUARY 28, 2001


                               PLANET SWEEP, INC.
             (Exact name of registrant as specified in its charter)

          NEVADA                                             06-1572563
State or other jurisdiction of                            (I.R.S.  Employer
organization or incorporation                           Identification Number)

                        570 LEXINGTON AVENUE, 45TH FLOOR
                            NEW YORK, NEW YORK 10022
          (Address of principal executive offices, including zip code)

                                 (212) 751-7282
              (Registrant's telephone number, including area code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:


TITLE OF EACH CLASS                                  NAME OF EACH EXCHANGE ON
TO BE REGISTERED:                                    WHICH EACH CLASS TO BE
                                                     REGISTERED:
         N/A                                                    N/A



                     Common Stock, par value $ .001 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes/X/ No/ /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         State issuer's revenues for the most recent fiscal year.  $2,235,693

         The number of shares of the registrant's Common Stock, par value $ 001 per share, outstanding as of June 12, 2001 was 20,597,552.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

         Planet Sweep's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-KSB also contains certain forward-looking statements within the meaning of the Federal securities laws. Planet Sweep's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. READERS SHOULD PAY PARTICULAR ATTENTION TO THE CONSIDERATIONS DESCRIBED IN THE SECTION OF THIS REPORT ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS." Readers should also carefully review the risk factors described in the other documents Planet Sweep files from time to time with the Securities and Exchange Commission.

                               PLANET SWEEP, INC

                             JUNE 2001 ANNUAL REPORT

                                TABLE OF CONTENTS


      PART I.............................................................................................4
                  ITEM 1.      BUSINESS..................................................................4
                  ITEM 2.      PROPERTIES...............................................................11
                  ITEM 3.      LEGAL PROCEEDINGS........................................................11
                  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                               HOLDERS..................................................................11

      PART II...........................................................................................12
                  ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                               RELATED STOCKHOLDER MATTERS..............................................12
                  ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA.....................................13
                  ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................14
                  ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK........................................................16
                  ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY
                               DATA.....................................................................16
                  ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH
                               ACCOUNTANT ON ACCOUNTING AND FINANCIAL
                               DISCLOSURE...............................................................16

      PART III..........................................................................................17
                  ITEM 10.     DIRECTORS AND OFFICERS OF THE REGISTRANT.................................17
                  ITEM 11.     EXECUTIVE COMPENSATION...................................................19
                  ITEM 12.     Security Ownership of Certain Beneficial
                               Owners and Management....................................................22
                  ITEM 13.     Certain Relationships and Related
                               Transactions.............................................................23

      PART IV...........................................................................................24
                  ITEM 14.     EXHIBITS,  FINANCIAL STATEMENT SCHEDULES
                               AND REPORTS ON FORM 8-K..................................................24

PART I

ITEM 1.  BUSINESS

OVERVIEW

         Planet Sweep Inc. (referred to herein as "Planet Sweep" or the "Company" or the "Registrant") a Nevada corporation, was incorporated in 1998 under the name Integrated Systems International, Inc. Effective June 16, 2000, the Registrant changed its name to Planet Sweep, Inc. The Company is in the business of marketing Internet enabling technologies and information technology
(IT) consulting services.

         Prior to May 2001, the Company was organized into two divisions: the Planet Sweep Technology Management division and the InfoSweep Consulting division. In May 2001 the Company formed its Planet Data Solutions ("PDS") division.

         The Company's InfoSweep Consulting services represent a critical component in the Company's business. Offerings and capabilities range from Extensible Markup Language (XML) applications, to creative web design and development, application development and integration, data warehousing, implementation of customer relationship management (CRM) technologies, and enterprise application integration. Planet Sweep's e-business services help clients exploit new technologies to meet their business objectives.

         InfoSweep consulting is currently narrowing its focus to concentrate on core market segments. These specialized market segments are served by offering XML based products, CRM application software and integrating data storage management solutions. CRM allows a company to automate and improve relationships with its customers. A typical CRM software package includes database, e-mail response automation and customer tracking. XML is a protocol that enhances storage, search and retrieval of data over the Internet.

         InfoSweep consulting is presently negotiating an agreement to become a value added reseller ("VAR") and system integrator for NCR's Teradata data warehousing and management system and CRM software. NCR is an industry leader in data warehousing. NCR's CRM solution is comprised of six major sets of functionality, including analysis, modeling, communication, personalization, optimization and interaction. The integration of these features allows users to optimize relationships with customers through the most effective interaction channels. Teradata allows users to process, store and manage large amounts of data.

         Planet Sweep has signed a Value Added Reseller Agreement ("VAR Agreement") with Software AG to market their Tamino, Bolero and related XML products. Tamino is a format for data interchange that facilitates the transfer of information more quickly than other database protocols.

         InfoSweep's clients consist mainly of large companies, as well as small or medium size companies including "dot com" or Internet start-ups. These organizations generally have significant e-business budgets and/or depend on service providers to help them fulfill their business optimization and software design, development, implementation, and management needs.

         The following table is a representative list of current and former clients for which InfoSweep consulting provided services in the fiscal year ended February 28, 2001.

General Electric Capital Corp.          Greater New York Hospital Association
General Electric Credit Corp.           Pitney Bowes Corporation
Priceline.com                           Purdue Pharma, L.P.
ThinkChain Holdings, LLC.               Danone International Brands, Inc.
Starwood Hotel Group
Right Freight, Inc.

         Geographically, InfoSweep consulting concentrates its marketing efforts in the Northeast, targeting New Jersey, metropolitan New York and southern New England.

         The markets InfoSweep is servicing are experiencing major changes in business climate. Increased competition, globalization, and the recent economic slow-down is forcing companies to devise new ways to differentiate their products and services and more effectively acquire and retain customers. For most companies, this will require a major transformation of the organizational structure and business processes, and significant investments in information technology.

         The Company has derived, and may in the future derive, a significant percentage of its total revenue from a relatively small number of clients. Planet Sweep's largest client accounted for approximately 82% of the Company's total revenues during the year ended February 28, 2001. See Note 3 to Audited Financial Statements.

         The Company's first technology offering is a software application, Cyclone-TM-. This patent pending Internet search tool makes the search process more streamlined by automatically opening web sites in response to the user's search parameters. The Company is working on customization of the Cyclone technology by developing industry specific search tools for various vertical markets. The first specialized Cyclone application will target the travel industry.

         Planet Data Solutions ("PDS") was created in May 2001. PDS intends to develop and market a Digital Distribution System ("DDS") that will facilitate file acquisition, conversion and evaluation. DDS is an electronic distribution platform that will give clients the ability to capture incoming paper documents and distribute them through their existing e-mail and network infrastructure. It is anticipated that DDS will increase client practice efficiency while significantly reducing the hard costs of reproducing and distributing documents. Initially PDS will target electronic data services and management, primarily in the legal and investment banking industries.

INDUSTRY BACKGROUND

         Data traffic over today's communications networks continues to grow at a fast rate. This increase of data traffic is being driven by a number of factors, including increases in the number of Internet users worldwide and business use of the Internet for various applications such as e-commerce, e-business, video streaming and virtual private networks.

         Internet solutions including Intranet, Extranet and corporate web sites have provided companies with a completely new set of tools to market their products and services. These tools provide users with more and improved ways to transmit critical data electronically. Intranet technology allows a company's employees to access corporate proprietary information more easily, obtain training online, access corporate business applications from their own PC, and communicate via email. The Extranet is an even more powerful tool. The Extranet allows corporations to securely distribute critical data outside its corporate Intranet to customers and business partners.

         Increased competition and globalization are forcing companies to devise new ways to differentiate their products and services and more effectively acquire and retain customers. For most companies, this will require a major transformation of the organizational structure and business processes, and significant investment in information technology.

         Many businesses today need ongoing technology improvement. Fortune 1000 companies and start-ups alike need to improve their IT processes regularly in order to maintain growth. The fast pace associated with the development of new technologies has created increased demand for IT solution services. Companies are often forced to rely on external experts for direction with respect to IT solution services and to lower their costs of implementation of new and upgraded systems.

         Corporations face increasing pressures to improve the quality of their products and reduce the cost in delivering "end to end" solutions, which ensure that the systems in place function correctly from start to finish. As a result, companies are using value added integrators to implement solutions that streamline business processes with their end users and customers to improve the flow of data within and outside the company.

         Companies are increasingly deploying custom designed software / hardware applications. These custom applications may be composed of multiple operating systems, databases, programming languages and networking protocols throughout the corporate enterprise.

         At the same time, individual product life cycles are shortening. As a result, IT vendors are under increasing pressure to bring new products and new versions of proven technologies to market as quickly as possible. Thus, these software vendors are outsourcing their services to value added integrators with experience with multiple platform, application, integration, and networking support.

SALES AND MARKETING

         InfoSweep consulting focuses its marketing efforts on organizations with significant IT budgets and recurring software development and outsourcing needs. InfoSweep Consulting intends to utilize Value Added Reseller (VAR) agreements in order to resell, install and integrate licensed software for third party clients.

RESEARCH AND DEVELOPMENT

         The Company has assembled a team of skilled professionals experienced in the areas of software development. The management believes that strong product development capabilities are essential to our strategy of enhancing our core Cyclone TM technology and developing additional applications in an effort to maintain the competitiveness of our product offering. The Company will continue to make an investment in research and development. For the fiscal year ended February 28, 2001 research and development expenses were approximately $400,000.

COMPETITION

         The market for Internet search facilitating software is intensely competitive. In order to compete effectively, the Company has to deliver a product that is superior in meeting the needs of Internet users. The Company estimates that its ability to consistently provide high-quality services and support will be a key factor in attracting and retaining customers.

         Many of Planet Sweep's current and potential competitors have greater selling and marketing, technical, manufacturing, financial and other resources, more customers, greater market recognition and more established relationships and alliances in the industry. As a result, these competitors may be able to develop, enhance and expand their product offerings more quickly, adapt more swiftly to new or emerging technologies and changes in customer demands, devote greater resources to the marketing and sale of their offerings, pursue acquisitions and other opportunities more readily and adopt more aggressive pricing policies.

         The markets that the Company operates in are new, rapidly evolving and highly competitive. The Registrant competes in a consulting practice primarily based on its performance. Competitors for InfoSweep consulting include large integrators (e.g., Andersen Consulting, EDS, CSC, and IBM Global Services) and IT solutions providers (e.g., Keane, Inc., Sapient, Cambridge Technology Partners, AMS, Razorfish, Scient, Viant and Whittman-Hart). Most of these competitors are larger and have greater financial resources than the Company.

INTELLECTUAL PROPERTY

         The Company's success and ability to compete are dependent on its ability to develop and market its proprietary technologies. The Company relies on a combination of patent protection and contractual restrictions on disclosure and other methods to protect the proprietary aspects of its technology. Planet Sweep presently has two patent applications pending in the United States Patent and Trademark Office. The Company seeks to protect its source code for the software, documentation and other written materials and seeks to limit disclosure of its intellectual property by requiring employees, consultants and any third-party with access to its proprietary information to execute confidentiality agreements with the Company. The management cannot be certain that the Company will be able to obtain the necessary intellectual property rights in the future or that other parties will not contest the Company's intellectual property rights.

         The Company relies on patent, copyright, trade secret and trademark law to protect its technology. The management believes that factors such as the technological and creative skills of the Company's personnel, new product developments, frequent product enhancements and reliable product maintenance are essential to successfully market its technology. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technologies.

EMPLOYEES

         As of February 28, 2001, the Company had a total of 21 employees, of which 5 were in research and development, 2 were in sales, 2 were in marketing, 3 were in administration, and 9 were in consulting services.

         The Company's future success will depend in part on our ability to attract, retain and motivate highly qualified technical, sales and management personnel, for whom competition is intense. The Company's employees are not represented by any labor union. The Company believes that its relationships with its employees are good.

RISK FACTORS

         The Company's business operations and financial results are subject to various uncertainties and future developments that cannot be predicted. The principal risks and uncertainties are identified below.

Termination of Client Contracts; Inability to Attract and Retain New Clients

         Fees from project-based contracts have been a fundamental component of the Planet Sweep's InfoSweep consulting division revenues. If client information technology requirements or budgets were to decrease or the contracts were not renewed, the Company's revenues would be adversely impacted. Most of the Company's engagements are terminable with minimal notice. An unanticipated termination of a major project can result in an increase in underutilized employees and a decrease in revenues.

         If the Company is unable to expand its sales operations, it may not be able to increase market awareness or sales of its products and services, which may prevent it from achieving profitability.

Inability of Company to Retain Qualified Information Technology Consultants

         The Company's continued success will depend in large part on its ability to attract, retain and motivate highly-skilled employees, particularly project managers and other senior technical personnel. Qualified IT professionals are in high demand and are likely to remain in demand.

Maintenance of Rapid Growth

         The Company cannot guarantee that it will be able to expand and successfully manage its growth. The Company's ability to grow will depend on a number of factors, including but not limited to the following factors: competition, availability of capital, ability to recruit and train additional qualified personnel, and management of costs in a changing technological environment.

Inability to Increase Revenues and Achieve Profit

         The Company has incurred significant losses in each quarterly and annual period since inception and expects to continue to incur significant losses in the future. As of February 28, 2001 Planet Sweep had an accumulated deficit of $1,659,877.

         The Company's operating expenses are largely based on anticipated organizational growth and revenue trends and a high percentage of its expenses are, and will continue to be, fixed in the short term. As a result, if revenue for a particular quarter is below the management's expectations for any of the reasons set forth above, or for any other reason, the Company could not proportionately reduce operating expenses for that quarter. Accordingly, this revenue shortfall would have a disproportionate effect on the expected operating results for that quarter, which could result in significant variations in our operating results from quarter to quarter.

Limited Operational History

         Planet Sweep was founded in 1998. Accordingly, the Company has limited meaningful historical financial data upon which to base projected revenues and planned operating expenses and upon which investors may evaluate its performance. In addition, the Company's limited operating history means that the Company has less insight into how technological and market trends may affect its business.
Inability to Successfully Develop New Products and Technologies

         The Registrant may not be able to develop new products and technologies when they are needed or be able to increase the value of existing products and technologies before they become outdated or obsolete. The Company's technologies may contain undetected errors that could increase development costs, result in loss of revenues or adverse publicity, or reduce market acceptance of the Company's products.

Intellectual Property Rights

         The Company presently has two patent applications pending in the United States. Planet Sweep cannot be certain that patents will be granted or that, even if issued, the patents will adequately protect its technology. The Company also generally enters into confidentiality agreements with its employees, consultants and customers, and generally controls access to and distribution of its documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise misappropriate and use the Company's products or technology without authorization.

ITEM 2.  PROPERTIES

         The Company's headquarters are currently located at 570 Lexington Avenue, 45th Floor, New York, New York 10022 under sub-lease from an affiliated entity, Villiers Capital Partners, LLC. The monthly payments under the sub-lease are $8,000 including utilities.

         The Company also leases approximately 4,500 square feet of office space at 45 Main Street, Suite 409, Brooklyn, New York 11201. The seven-year lease has an initial monthly rent of $8,305 exclusive of utilities.

         The Company also operates an office in Stamford, Connecticut, which occupies approximately 500 square feet and is located in Suite 100, 2 Stamford Landing, Stamford, Connecticut 06902. The Company leases the space for $8,500 per month. The lease payments include secretarial services, telephone, and other miscellaneous expenses.

         The Company has leased approximately 1,750 square feet of office space in Tarrytown, New York for the newly formed PDS division. The initial term is for 20 months at a monthly rent of $3,800.

         The Company expects that its current space is adequate to support its targeted growth for the next twelve to eighteen months. Should additional space be required the Company cannot be certain that it will be affordable or that it will be in a preferred location.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently a party to any material litigation. In the ordinary course of business, the Company may from time to time become involved in various lawsuits and claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fiscal year ended February 28, 2001.

         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Registrant's stock is not publicly traded.

         As of June 12, 2001, there were approximately 165 stockholders of record. The Company has 20,597,552 shares of common stock outstanding. The Registrant's Articles of Incorporation, filed on July 17, 1998, authorized the issuance of up to 100,000,000 of the Registrant's common shares, with a par value of $0.001 per share. Holders of shares of the common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share on a pro-rata basis in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion, from funds legally available therefore.

         In the event of a liquidation, dissolution or winding up of the Registrant, the holders of shares of common stock are entitled to share pro rata all assets remaining after payments in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Registrant's common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

         The Company has never paid or declared any cash dividends on its common stock or other securities and does not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements, general business condition and such other factors as the Board of Directors may deem relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this report. The statements of operations data for the year ended February 28, 2001 and the year ended February 29, 2000 and the balance sheet data as of February 28, 2001 and February 29, 2000 are derived from the audited financial statements which are included in Item 14(a) of this report. The historical results are not necessarily indicative of results to be expected for any future period.


                                                FISCAL YEARS ENDED
--------------------------------------------------------------------------------
                                       February 29,             February 28,
                                         2000                       2001
--------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
Revenues ......................      $        0                   $ 2,235,693
Net loss ......................         (52,126)                   (1,593,184)
Net loss per weighted
average share, basic...........               0                          (.06)
Net income loss per weighted
average share, diluted.........               0                          (.06)
Weighted average shares,
basic..........................      15,605,929                    24,767,727
--------------------------------------------------------------------------------
BALANCE SHEET DATA:
Working capital (deficiency)...     $     1,557                   $(1,008,001)
Total assets...................           5,000                       338,034
Total liabilities..............          53,443                     1,154,776
Stockholders' equity (deficit).           1,557                      (816,742)
Total number of shares
outstanding....................      16,055,000                    20,997,550
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements included in Item 14(a) hereof.

INTRODUCTION

         From its inception in July of 1998 until February 29, 2000 the Company existed primarily as a development stage company created for the purpose of raising capital for Internet related projects.

         Since its inception, the Company has incurred significant losses. As of February 28, 2001, the Company had an accumulated deficit of $1,659,877. The Company's operating activities from inception through the first quarter of the fiscal year ended February 29, 2001 were primarily devoted to research and development and information technology consulting practices. Revenue was first recognized during the first quarter of fiscal year 2001.

         The Company has not achieved profitability on a quarterly or an annual basis and anticipates that it will continue to incur significant operating losses in the foreseeable future. No revenue has been generated though the sale or licensing of the Company's proprietary technologies.

         The management foresees that the Company will incur significant sales and marketing, research and development and general and administrative expenses as it expands its business and, as a result, the Company will need to generate significant revenues to achieve and maintain profitability.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 2001 COMPARED WITH YEAR ENDED FEBRUARY 29, 2000.

         Revenues. The Company's InfoSweep consulting division began invoicing customers in July 2000 and generated 100% of the Company's revenue for the fiscal year 2001 which amounted to $2,235,693. The Company's largest customer accounted for approximately $1.8 million, or 82% of the total revenue for the fiscal year ended February 28, 2001.

         During the first quarter of fiscal 2002, the Company's largest customer experienced financial difficulties and was foreclosed upon. As a result of this event, the Company increased it's allowance for doubtful accounts by $250,000 at February 28, 2001 and increased it's allowance for doubtful accounts by an additional $163,000 at May 31,

2001. As of June 12, 2001 the Company's allowance for doubtful accounts attributable to this customer is $413,000.

         Operating expenses for the fiscal year ended February 28, 2001 were $3.7 million compared to $52,000 for the fiscal year ended February 29, 2000.

         Salaries, Wages and Benefits. For the fiscal year ended February 28, 2001, salaries and benefits were $1.05 million out of which $822,000 were related to corporate management, $130,000 to research and development, and $98,000 to information technology consulting personnel.

         Subcontractor expense for the fiscal year 2001 consists of $1.3 million for external information technology personnel engaged by the InfoSweep division.

         Consulting expenses for this period were $600,000 which consisted of $97,000 for information technology consulting, $24,000 for management consulting, $153,000 for financial consulting, and $226,000 for product development.

         Bad debt expense was $268,000 consisting primarily of $250,000 attributed to the Company's largest customer being foreclosed upon.

         Research and development expenses were approximately $400,000 for the fiscal year ended February 28, 2001 compared to $0 for the fiscal year ended February 29, 2000. Research and development expenses consist primarily of salaries and related employee costs, equipment and rent costs and fees related to the development of the Company's proprietary technology. The research and development activities were primarily attributed to the initial and continuing development of the Company's proprietary CycloneTM software and to a lesser extent, the Company's patent pending Web Console.

         Depreciation and Amortization. The Company depreciates its assets on a straight-line basis over three years. Depreciation expense was $5,781 for the fiscal year ended February 28, 2001.

         Stock Based Compensation. The Company recorded $74,775 worth of stock based compensation during the fiscal year 2001. Management expects to continue with a stock based compensation bonus plan to attract and retain new employees for the Company.

         Net Loss for the fiscal year ended February 28, 2001 was $1,593,184 compared to $52,126 in the fiscal year ended February 29, 2000.
         The Company has not recorded a provision for income taxes because it has experienced net losses from inception.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital requirements to support continuing business operations and future growth have been principally met through a combination of private equity placements and debt financing. At February 28, 2001, The Company had a working capital deficiency of approximately $1 million.

         During the fiscal year ended February 28, 2001 the Company sold common stock at $1.00 per share pursuant to Regulation D, Rule 504 of the Securities Act of 1933. The offering closed on October 31, 2000 and resulted in net proceeds to the Company of approximately $650,000 after deducting financing fees and expenses.

         Subsequent to February 28, 2001, additional financing of $365,000 was completed during the first quarter of fiscal year 2001 through the sale of unsecured debentures. The bond holders received three year warrants to purchase one share of the Company's common stock at $.50 for each $1.00 invested.

         The Company currently lacks the working capital required to continue as a going concern and to achieve its internal growth objectives. Management endeavors to enter into agreements for additional debt or equity funding in the second and third quarter of fiscal year 2002 in order to meet the Company's working capital needs. However, there are no assurances that agreements for such additional funding will be consummated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, and commodity price or equity price risk. The Company has not purchased options or entered into swaps or forward or futures contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and Supplementary Data required hereunder are included in this Annual Report as set forth in Item 14(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

         PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

         During the fiscal year 2001, there were the following directors, officers or beneficial owners of more than 10% of the Company's equity securities:

Aziz Hirji                          Chairman
Terrence M. Tierney                 President & CEO
Mahmood Savji                       Vice President
Anna Petinova                       Treasurer & Director
Andrew L. Schwab                    Secretary

EXECUTIVE OFFICERS

The following table provides a summary of the Company's executive officers and directors as of June 12, 2001:


Name                                Age               Position
Aziz Hirji                          49                Chairman

Terrence M. Tierney                 39                President and
                                                      Chief Executive
                                                      Officer

Mahmood Savji                       40                Vice President

Anna Petinova                       36                Treasurer
                                                      & Director

Andrew L. Schwab                    45                Secretary

         All Directors hold office until the next annual meeting of the stockholders and until successors have been elected and qualified. The Company has no standing nominating committee. Officers of the Company serve at the discretion of the Board of Directors.

Mr. Hirji serves as Chairman of the Board of Planet Sweep since its formation. Prior to the formation of the Company, he held senior executive and director positions in a number of private companies in North America and Europe, covering a wide range of industries. In the last five years, Mr. Hirji served as Chairman of Timber Resources
International, Inc., Villiers Capital Corporation and Villiers Capital
Partners, LLC. Mr. Hirji has over 20 years of professional experience specializing in emerging publicly traded and private companies across different industries. He has been involved in a broad range of transactions including mergers and acquisitions, and private placements of equity and debt. Mr. Hirji is a graduate of the International Institute of Management in Glion-Sur-Montreux, Switzerland.

Mr. Tierney has been with the Registrant since March 2000. He has held the positions of President and CEO of the Registrant. Prior to joining the Registrant, he was a business development consultant concentrating in the entertainment industry. He previously served as President and CEO of Power Station Entertainment Corporation from June 1996 until December 1998; immediately prior to that he was Executive Vice President/General Counsel of Power Station, Inc. Mr. Tierney earned a BS degree in Aeronautics from St. Louis University and a Juris Doctor degree from New York Law School.(1)

Mr. Savji has served as Chief Technology Officer/Vice President of the Registrant since November 2000. Mr. Savji has over 10 years of experience in e-Business consulting, e-Commerce, application software development, system integration, hardware and programming. Prior to joining the Registrant, he served as Vice President of Technology at Boutique Y3K in New York where he managed all aspects of technology, and was responsible for hiring and supervising of IT consultants. From 1994-1998, Mr. Savji served as CEO and President of Easy Internet in Ontario, Canada. In this position, he managed all aspects of business including web applications development and technical support functions. Immediately prior to that, he was with MacAlfie Consulting in Ontario, Canada providing consulting for network design, planning and implementation. Mr. Savji has Bachelor of Mathematics (Computer Science) degree from University of Waterloo, Canada.

Dr. Petinova is member of the Board of Directors and Treasurer of the Registrant. Her background and expertise are in the areas of corporate finance, acquisition valuation, SEC reporting and banking relationships. Dr. Petinova is a Managing Member and CEO of Villiers Capital Partners, LLC, a privately held venture capital firm. Dr. Petinova was educated at the University of Aberdeen (U.K.), Moscow University (Russia), and has her Masters in Finance from the Zicklin School of Business at the City University of New York.

Mr. Schwab has served as the Secretary of the Registrant since April 2000. He is a partner in the law firm of Snow, Becker & Krauss, P.C. Mr. Schwab is admitted to the New York Bar. He holds a JD degree from New York University Law School.


(1) On May 31, 2001, Mr. Tierney tendered his resignation to the Company effective June 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

         The Registrant has entered into an employment agreement with each of its executive officers and directors.

         The Registrant entered into an employment agreement with the Chairman of the Board of Directors on January 1, 2000 and ending on December 31, 2006, as amended. The base annual salary for the first year is $150,000, of which $130,000 is accrued and unpaid. Annual Compensation for the remainder of the term is $240,000 per annum. Commencing January 1, 2001 and on each succeeding anniversary date while the Agreement is in effect, the Chairman will receive three year options to purchase 500,00 shares of the Registrants Class A common stock at an exercise price of $1.00 per share. Additionally, the Chairman shall be entitled to a cash bonus, equal to two percent (2%) of the Registrant's EBITDA.

         The Registrant has an "at will" employment agreement with the President and Chief Executive Officer (the "CEO"), commencing on March 12, 2000. The initial annual salary is $120,000, subject to increase pursuant to annual review of the Board of Directors. The CEO has been granted 500,000 shares of the Registrant's common stock valued at $0.01 per share.

         The Registrant has an "at will" employment agreement with the Vice President-Chief Technology Officer (the "CTO"), commencing on November 15, 2000. The initial annual salary is $135,000, subject to increase pursuant to annual review of the Board of Directors. The CTO possesses options to acquire up to 250,000 shares of the Registrant's common stock. The options granted under this agreement are subject to forfeiture (in whole or in part) if the Chief Technology Officer is terminated on or before November 15, 2005.

                                 SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Long Term Compensation
                                                                     -------------------------------------------------------------
                                       Annual Compensation                       Awards                         Payouts
                                -----------------------------------  --------------------------------  ---------------------------
(a)                       (b)         (c)        (d)       (e)           (f)             (g)              (h)             (i)
                                                       Other Annual    Restricted     Securities                      All Other
Name and Principle                                     Compensation  Stock Award(s)   Underlying       LTIP Payouts  Compensation
Position               Year     Salary ($)  Bonus ($)       ($)          ($)         Options/SARs (#)     ($)             ($)
-------------------  ---------  ----------  ---------  ------------  --------------  ----------------  ------------  ------------
Aziz Hirji            Feb.28,
Chairman                 1999           0          0       10,000(2)             0             0              0               0

                      Feb.29,
                         2000      20,000          0            0                0             0              0               0

                       Feb.28,
                         2001     170,000(1)       0            0                0       500,000(3)           0               0
--------------------------------------------------------------------------------------------------------------------------------
Terrence Tierney       Feb.29,
President & CEO           2000          0          0            0                0             0              0               0

                       Feb.28,
                          2001    120,000(4)       0         5000(5)             0             0              0               0
--------------------------------------------------------------------------------------------------------------------------------
Mahmood Savji          Feb.29,
Chief Technology          2000          0          0            0                0             0              0               0
Officer,
Vice President         Feb.28,
                          2001     45,000          0            0                0       250,000(6)           0               0
--------------------------------------------------------------------------------------------------------------------------------

-------------------

(1) Per Employment Agreement, but substantial portion of the salary has been accrued during the year due to the financial condition of Company. No bonus has been paid.
(2) 10,000,000 restricted shares of the Registrant's common stock valued at $.001 per share.
(3) 500,000 options vest each January 1 during the term of the officer's contract. The options are exercisable at $1.00 per share. The expiration date of the options is three (3) years from the vesting date. Failed to exercise options during the current fiscal period.
(4) $50,000 of the annual salary is deferred at the election of the officer.
(5) 500,000 restricted shares of Registrant's common stock valued at $.01 per share.
(6) 25,000 options vest each May 1 and November 1 during the term of the officer's contract. The options are exercisable at $1.00 per-share price for a period of three (3) years from the vesting date.





----------------------------------------------------------------------------------------------------------------------------------
Anna Petinova         Feb.28,
Treasurer                1999           0          0        1,000(7)             0             0              0               0

                      Feb.29,
                         2000           0          0            0                0             0              0               0

                      Feb.28,
                         2001           0          0            0                0             0              0               0
----------------------------------------------------------------------------------------------------------------------------------
Andrew Schwab          Feb.29,
Secretary                 2000          0          0            0                0             0              0               0

                       Feb.28,
                          2001          0          0        3,000(8)             0             0              0               0
----------------------------------------------------------------------------------------------------------------------------------


---------------

(7) 1,000,000 restricted shares of Registrant's stock valued at $.001 per share.
(8) 300,000 restricted shares of Registrant's stock valued at $.01 per share, of which 120,000 shares have been vested. 45,000 restricted shares vest each May 1 and September 1 through March 1, 2003 while the Officer remains Secretary of the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the information on the shares of common stock of the Registrant owned as of June 12, 2001:

          - Each person, so far as the Registrant has been able to ascertain, beneficially owns more than five percent (5%) of the outstanding shares of the Registrant;

          -    Each director;

          -    Each of the officers named in the summary compensation table; and

          - All directors and officers as a group, unless otherwise indicated in the footnotes below the table are subject to community property laws where applicable. The person as to whom the information is given has sole investment power over the shares of common stock.


-------------------- ----------------------------------------- -------------------------------- -----------------------
        (1)                            (2)                                   (3)                         (4)
-------------------- ----------------------------------------- -------------------------------- -----------------------
                     Name and                                  Amount and                       Percentage of Class
Title of Class       Address of Beneficial Owner               Nature of Beneficial Owner
-------------------- ----------------------------------------- -------------------------------- -----------------------
Common               Aziz Hirji                                              10,000,000 shares                   48.6%
                     570 Lexington Avenue, 45th Floor,                         500,000 options
                     New York, NY 10022
-------------------- ----------------------------------------- -------------------------------- -----------------------
Common               Terrence M. Tierney                                        459,000 shares                    2.2%
                     71 Aiken Street, J12
                     Norwalk, CT 06851
-------------------- ----------------------------------------- -------------------------------- -----------------------
Common               Mahmood Savji                                             250,000 options                      0%
                     11 Chapel Hill Rd.
                     Oakland, NJ 07436
-------------------- ----------------------------------------- -------------------------------- -----------------------
Common               Anna Petinova                                            1,000,000 shares                    4.9%
                     570 Lexington Avenue,
                     45th Floor, New York,
                     NY, 10022
-------------------- ----------------------------------------- -------------------------------- -----------------------
Common               Andrew Schwab                                              300,000 shares                    1.5%
                     605 Third Avenue, 25th Floor, New York,
                     NY 10158
-------------------- ----------------------------------------- -------------------------------- -----------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In March 2000, Planet Sweep entered into a five-year agreement (the "Financial Advisory Agreement") with Villiers Capital Partners, LLC ("VCP"). Pursuant to the Financial Advisory Agreement, VCP provides corporate finance, investor and financial relations, strategic and capital planning, and other financial and management advice to the Registrant. The base compensation is $3,500 monthly for the first year, $5,000 monthly for each of the second and third years, and $7,500 for each of the fourth and fifth years. The initial five-year term, as amended, expires in December 2005. The Financial Advisory Agreement provides for automatic one-year renewals unless cancelled by either party in writing. In addition to the base monthly compensation, VCP is entitled to receive a commission for any funds raised for the Registrant in accordance with the modified "Lehman" formula, which ranges from one percent (1%) to five percent (5%) of the funds raised. VCP is also entitled to receive options to purchase shares of the Registrant after each round of financing. VCP also provides a Treasurer to the Registrant, compensated at the rate of $3,500 per month. VCP received 300,0000 restricted shares of the Registrant's stock on the signing of the Financial Advisory Agreement and has vested additional 100,000 shares of the Registrant by March 2001. 200,000 restricted shares vest each March 1 and September 1 through March 1, 2003.

         Aziz Hirji, the Registrant's Chairman of the Board of Directors, is a Member of VCP; Anna Petinova, the Registrant's Treasurer and Director, is a Managing Member of VCP.

         In March 2000, the Registrant retained the law firm of Snow, Becker & Krauss, P.C. Mr. Andrew L. Schwab, the Registrant's Secretary is a partner in this law firm. Through February 28, 2001, the Registrant has paid $12,500 in legal fees to Snow, Becker & Krauss, P.C.

         Effective May 1, 2000 the Registrant entered into a one year consulting agreement with Musafar, Inc. to provide product research, marketing and management consulting services to the Registrant. The agreement calls for monthly gross compensation of $10,000 per month during the term thereof. In addition, 200,000 shares were issued to Musafar, Inc. for services rendered. During the year ended February 28, 2001, the Registrant incurred consulting expenses totaling $100,000 from services rendered by Musafar, Inc. As of year end, $10,000 of these consulting services have not been paid. The principal shareholder of Musafar, Inc. is Sultan Hirji who is a brother of the Registrant's Chairman.

         The Registrant employs the second cousin of the Chairman as a Company's representative in the U.K. at an annual salary of $60,000. This employment commenced on July 1, 2000 and accordingly $40,000 of salary expenses related hereto has been included in the statement of operations for the year ended February 28, 2001.

         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                       Page
Report of Independent Public Accountants............... 30
Balance Sheets......................................... 31
Statements of Operations............................... 33
Statements of Cash Flows............................... 35
Notes to Financial Statements.......................... 37

(b) Exhibits

The exhibits are filed with or incorporated by reference in this report.

(c) Reports on Form 8-K

Reports on Form 8-K.

         On May 17, 2001, Planet Sweep filed a Current Report on Form 8-K reporting under Item 5 Other Events.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Planet Sweep, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 12, 2001.


PLANET SWEEP, INC.

                  By: /s/ TERRENCE M. TIERNEY
                  Name: Terrence T. Tierney
                  President & Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Planet Sweep, Inc. and in the capacities indicated as of June12, 2001.

Directors


                        By:    /s/ Aziz Hirji
                        Name:      Aziz Hirji
                        Title:     Chairman

                        By:    /s/ Anna Petinova
                        Name:      Anna Petinova
                        Title:     Director

                                  EXHIBIT INDEX



The exhibits listed below are filed with or incorporated by reference in this Annual Report on Form 10-KSB.

None.

                               PLANET SWEEP, INC.

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                               PLANET SWEEP, INC.

                          INDEX TO FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                                                             PAGE
                                                                                             ----

Report of Independent Certified Public Accountants                                             29

Balance Sheets of Planet Sweep, Inc. at February 28, 2001
 and February 29, 2000
    - Assets                                                                                   30
    - Liabilities and Stockholders' Equity/(Deficit)                                           31

Statements of Operations of Planet Sweep, Inc. for the Years
 Ended February 28, 2001 and February 29, 2000                                                 32

Statements of Changes in Stockholders' Equity/(Deficit)
 of Planet Sweep, Inc. for the Years Ended February 28, 2001
 and February 29, 2000                                                                         33

Consolidated Statements of Cash Flows of Planet Sweep, Inc.
 for the Years Ended February 28, 2001 and February 29, 2000                                   34-35

Notes to the Financial Statements                                                              36-47


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors
 and Stockholders of
Planet Sweep, Inc.

We have audited the accompanying balance sheets of Planet Sweep, Inc. as of February 28, 2001 and February 29, 2000, and the related statements of operations and stockholders' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Planet Sweep, Inc. as of February 28, 2001 and February 29, 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Planet Sweep, Inc.(the Company) will continue as a going concern. As discussed in Note 2 of the financial statements, the Company incurred a net loss of $1,593,184 for the year ended February 28, 2001, and as of that date, had a working capital deficiency of $1,008,001 and an accumulated stockholders' deficit of $816,742. The Company's ability to generate sufficient proceeds from prospective operations or debt or equity arrangements is uncertain. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pascale, Razzino, Alexanderson & Co., PLLC
Garden City, New York
June 12, 2001

                               PLANET SWEEP, INC.

                                 BALANCE SHEETS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                   2001        2000
                                                ----------  ----------
ASSETS

Current Assets
 Cash                                           $      -      $ 55,000
 Accounts receivable, net of
   allowance of $268,000                         146,294             -
 Other current assets                                481             -
                                                ----------  ----------
           Total current assets                  146,775        55,000
                                                ----------  ----------
Property and equipment - at cost,
 less accumulated depreciation
 of $5,781                                        28,904             -

Other Assets
 Security deposits                                64,355             -

 Software license                                 50,000             -

 Provisional parent                               48,000             -
                                                ----------  ----------

       Total other assets                        162,355             -
                                                ----------  ----------
            Total Assets                        $338,034       $55,000
                                                ==========  ==========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               PLANET SWEEP, INC.

                                 BALANCE SHEETS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                                  2001        2000
                                               ----------  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)


Current Liabilities
  Cash overdraft                               $   44,425   $     -

  Accounts payable                                611,121         -
  Payroll tax liabilities                         209,436         -

  Accrued expenses                                121,583    53,443
  Accrued salaries                                155,158         -
  Sales tax payable                                13,053         -
                                               ----------  ----------
     Total Current Liabilities                  1,154,776    53,443
                                               ----------  ----------

COMMITMENTS AND CONTINGENCIES (Notes 7,8 and 9)
Stockholders' Equity/(Deficit)
  Capital stock; $.001 par value;
  authorized: 100,000,000 shares;
   issued and outstanding 20,997,552
   shares-2001;16,055,000-2000                     20,998     16,055
  Additional paid-in capital                      830,062     52,195
  Unearned compensation                            (7,925)         -
  Accumulated deficit                          (1,659,877)   (66,693)
                                               ----------  ----------
      Total Stockholders' Equity/(Deficit)       (816,742)     1,557
                                               ----------  ----------
       Total Liabilities and

         Stockholders' Equity/(Deficit)        $   338,034  $ 55,000
                                               ===========  =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               PLANET SWEEP, INC.

                            STATEMENTS OF OPERATIONS

           FOR THE YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                 2001           2000
                                             -----------    -----------
Sales                                        $ 2,235,693    $         -
                                             -----------    -----------
Operating Expenses
  Salaries and benefits                        1,046,785         40,000
  Subcontractor expense                        1,288,770              -
  Consulting expense                             597,488              -
  Bad debt expense                               268,000              -
  Professional fees                              105,679         10,890
  Rent                                           105,114              -
  Office expenses                                 91,781              -
  Sales commissions                               42,627              -
  Advertising and promotion                       36,133              -
  Travel and entertainment                        24,101              -
  Payroll tax penalties/interest                  20,000              -
  Telephone                                       17,329              -
  Insurance                                       13,025              -
  Depreciation expense                             5,781              -
  Other operating expenses                        24,186          1,236
                                             -----------    -----------
     Total operating expenses                  3,686,799         52,126
                                             -----------    -----------
       Operating loss                         (1,451,106)       (52,126)
                                             -----------    -----------
Other income/(expense)

  Loss on advances                               (61,381)             -
  Factoring finance charges                      (47,752)             -
  Loss on investments                            (37,000)             -
  Other income                                     4,055              -
                                             -----------    -----------
Total other income/(expense)                    (142,078)             -
                                             -----------    -----------
Loss before income taxes                      (1,593,184)       (52,126)

Income taxes                                           -              -
                                             -----------    -----------
   Net Loss                                  $(1,593,184)   $   (52,126)
                                             ============   ===========

Net loss per common share                    $     (0.06)   $         -
                                             ============   ===========
Weighted average number of
  shares outstanding                          24,767,727     15,605,929
                                             ===========    ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              PLANET SWEEP, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
           FOR THE YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                   Common                 Additional
                                                 No Par Value    Stock      Paid-in       Accumulated    Unearned
                                                   Shares        Amount     Capital         Deficit     Compensation     Total
                                                 ------------- --------   ----------     ------------   ------------   ---------

Opening balance - March 1, 1999                  11,000,000    $ 11,000    $      -      $   (14,567)            -     $   (3,567)

Net proceeds from the sale of
 common stock                                     5,055,000       5,055      52,195                -             -         57,250

Net loss for the year ended
 February 29, 2000                                        -           -           -          (52,126)            -        (52,126)
                                                 ------------- --------   ----------     ------------   ------------   ---------
Balance - February 29, 2000                      16,055,000      16,055      52,195          (66,693)            -          1,557

Shares issued to purchase patents
 valued at $.05 per share                         5,000,000       5,000     245,000                -             -        250,000

Shares cancelled related to patents
 valued at $.05 per share                        (5,000,000)     (5,000)   (245,000)               -             -       (250,000)

Shares issued to purchase patent
 valued at $.05 per share                           940,000         940      46,060                -             -         47,000

Shares issued as compensation
 valued at $.01 per share                         7,100,000       7,100      63,900                -       (71,000)             -

Shares issued as compensation
 valued at $1.00 per share                           50,000          50      49,950                -       (50,000)             -

Compensation shares cancelled
 valued at $.01 per share                        (3,829,998)     (3,830)    (34,470)               -        38,300              -

Amortization of unearned
 compensation                                             -           -           -                -        74,775         74,775

Net proceeds from the sale of
 common stock                                       682,550         683     652,427                -             -        653,110

Net loss for the year ended
 February 28, 2001                                        -           -           -       (1,593,184)            -     (1,593,184)
                                                 ------------- --------   ----------     ------------   ------------   ----------
Balance - February 28, 2001                      20,997,552    $ 20,998   $ 830,062      $(1,659,877)   $   (7,925)    $ (816,742)
                                                 ============= ========   ==========     ============   ============   ==========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               PLANET SWEEP, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                  2001          2000
                                              -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                    $(1,593,184)     $(52,126)

ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET

CASH USED BY OPERATING ACTIVITIES

Bad debt expense                                 268,000             -
Loss on investments                               37,000             -
Loss on advances                                  61,381             -
Amortization of unearned compensation             74,775             -
Depreciation                                       5,781             -
(Increase) Decrease-Assets:
 Accounts receivable                            (414,294)            -
 Other current assets                               (481)            -
Increase (Decrease)-Liabilities:
 Cash overdraft                                   44,425             -
 Accounts payable                                611,121             -
 Payroll tax liabilities                         209,436             -
 Accrued expenses                                 68,140        49,876
 Accrued salaries                                155,158             -
 Sales tax payable                                13,053             -
                                              -----------     ----------
Net Cash Flow Used by Operating Activities      (459,689)       (2,250)
                                              -----------     ----------
CASH FLOWS (USED) BY INVESTING ACTIVITIES
 Security deposits                               (64,355)            -
 Purchase of software license                    (50,000)            -
 Costs related to provisional patent purchase     (1,000)            -
 Purchase of property and equipment              (34,685)            -
 Advances                                        (61,381)            -
 Investments                                     (37,000)            -
                                              -----------     ----------
Net cash (used) by investing activities         (248,421)            -
                                              -----------     ----------
    Subtotal                                    (708,110)       (2,250)
                                              -----------     ----------


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               PLANET SWEEP, INC.
                           STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                  2001        2000
                                               ----------  ----------
Balance forward                                 (708,110)     (2,250)
                                               ----------  ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

 Net proceeds from sale of stock                 653,110      57,250
                                               ----------  ----------
Net cash provided by financing activities        653,110      57,250
                                               ----------  ----------
Net increase/(decrease) in cash                  (55,000)     55,000
Cash-beginning of year                            55,000           -
                                               ----------  ----------
Cash-end of year                                $      -   $  55,000
                                               ==========  ==========

Supplemental disclosure of cash flow
information:
Cash paid during the year

  Interest expense                              $      -   $      -
                                               ==========  ==========

  Income taxes                                  $      -   $      -
                                               ==========  ==========



NON CASH INVESTING AND FINANCING ACTIVITIES

During the year ended February 28, 2001, Planet Sweep, Inc. purchased the rights to a provisional patent through the issuance of 940,000 shares of its common stock which was valued at $.05 per share for a total purchase price of $47,000.

Certain officers, employees and vendors of the Company were granted shares of common stock upon the commencement of their employment during the year ended February 28, 2001. A total of 7,100,000 of these shares have been ascribed a value of $.01 per share for a total value of $71,000. An additional 50,000 shares were ascribed a value of $1.00 per share for a total value of $50,000. A total of 3,830,000 of these shares were thereafter cancelled. See Note 9.


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               PLANET SWEEP, INC.

                          NOTES TO FINANCIAL STATEMENTS

           FOR THE YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  - DESCRIPTION OF BUSINESS

Planet Sweep, Inc. (formerly known as Integrated Systems International, Inc.) was formed on July 17, 1998 and through February 29, 2000 was a development stage company. Activity through February 29, 2000 was devoted primarily to raising capital, development of corporate strategy and building of alliances.

Planet Sweep, Inc. ("PSI" or the "Company") commenced operations in March, 2000. The Company is in the business of marketing Internet enabling technologies and information technology consulting services principally to customers in the Northeastern United States. Revenues are generated primarily through technology consultative services such as software creation and development and value added reseller services related to data system integration and data storage.

(B) - CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents for financial statement purposes.

(C) - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The straight-line method is used for financial reporting purposes. Furniture and fixtures and other equipment are generally depreciated over three years.

(D) - INTANGIBLE ASSETS

Amortization of the provisional patent over a period of seventeen years will commence subsequent to the final enhancements and registration. The software license will be amortized on a pro-rata basis with the sales related thereto.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

(E) - INCOME TAXES

No current income taxes have been provided since PSI incurred losses from the date of inception (July 17, 1998) to February 28, 1999 and during each of the two years ended February 28, 2001 and February 29, 2000. Normally, taxes are provided on all revenue and expense items included in the statements of operations, regardless of the period in which such items are recognized for income tax purposes, except for items representing a permanent difference between pretax accounting income and taxable income.

(F) - NET LOSS PER COMMON SHARE

Net loss per common share was computed by dividing the net loss incurred for each of the years presented by the average number of common shares outstanding during the respective years.

(G) - ACCOUNTS RECEIVABLE

In an effort to enhance its cash flow, the Company has utilized a factoring relationship with a regional factoring concern. The factoring concern has a general business lien on all of the Company's assets.

(H) - USE OF ESTIMATES

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

(I)  - REVENUE RECOGNITION

The Company recognizes sales revenues at the time that the consultative services are rendered and completed.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTE 2 - ACCUMULATED DEFICIT AND GOING CONCERN

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company incurred a net operating loss of $1,593,184 during the year ended February 28, 2001 and, as of that date, had a working capital deficiency of $1,008,001 and an accumulated stockholders' deficit of $816,742.

The Company's ability to generate sufficient proceeds from prospective operations and/or debt or equity placements is uncertain. The financial statements do not included any adjustments that may be necessary if the company is unable to continue as a going concern.

Management is continuing its efforts to arrange for the placement of sufficient debt or equity to alleviate the above described conditions. See also Notes 3 and 14.


NOTE 3 - ECONOMIC DEPENDENCY AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

PSI generated gross sales totaling $1,827,809(81.76% of total sales) from one major customer. This customer experienced operating and financial difficulties and PSI has therefore reserved $250,000 of outstanding receivables related to this customer as of February 28, 2001. This amount represents the outstanding receivables still due the Company as of June 12, 2001, which in management's opinion is uncollectible.

Sales subsequent to February 28, 2001 made to this customer total $241,360, of which $10,000 was collected. These receivables have been reserved for during the quarter ended May 31, 2001.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTE 4 - PROVISIONAL PATENT

Planet Sweep, Inc. acquired a provisional patent from the developer by issuing 940,000 shares of its Planet Sweep common stock. The developer had originally specified a sales price for two patents of $250,000 in cash or 5,000,000 shares of PSI stock. The value per share thereby ascribed to each share was $.05. The final transaction was for the sale of one provisional patent for 940,000 shares. These shares have been valued at $47,000 ($.05 per share) and, together with $1,000 of capitalized legal billings, is carried on the balance sheet as "Patents". There has been no amortization recorded since the Company is enhancing the underlying patent pending software and has not yet placed the related product into production.

NOTE 5 - INCOME TAXES

PSI accounts for income taxes on the liability method as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes(SFAS 109). There were no income taxes provided for the two years ended February 28, 2001 and February 29, 2000 as losses were incurred during the periods. There were no differing methods of reporting income for tax purposes as compared to financial reporting purposes.

Deferred tax assets and liabilities consist of the following:


                                     2001       2000
                                   --------    -------
 Deferred tax assets:
   Net operating loss carryover    $580,000    $23,457
   Less valuation allowance         580,000     23,457
                                   $   -       $    -
                                   ========    =======

 Deferred tax liabilities          $   -       $  -
                                   ========    =======

The valuation allowances provided are based upon management's valuation that it is more likely than not that the net operating loss carryover will not be realized.

The Company has net operating losses of approximately $1,659,877 available to reduce future taxable income. The losses expire in 2018 through 2020.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of February 28, 2001:

     Furniture and equipment            $ 13,943

     Computer hardware/software           20,742
                                        --------
           Subtotal                       34,685
     Less accumulated depreciation         5,781
                                        --------
          Total                         $ 28,904
                                        ========

There were no fixed assets owned by the Company as of February 29, 2000.

Depreciation and amortization expense amounted to $5,781 for the years ended February 28, 2001. The fair market value of property and equipment approximates book value.

NOTE 7  - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement in August, 2000 for the rental of its business office in Brooklyn, New York. The lease expires on October 31, 2007.

Minimum rental payments under the lease obligation for the fiscal years ending on February 28 are as follows:

         2002                             $100,657
         2003                              103,676
         2004                              107,541
         2005                              113,033
         2006                              117,934
         2007                              121,472
         2008                               82,585
         ----                             --------
        Total                             $746,898
                                          ========

Planet Sweep, Inc, currently rents other office space on a month to month basis at approximately $16,500 per month. Of that amount, $8,000 relates to monthly rent paid to Villiers Capital, a related party. See Note 9 for further information.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTE  8 - COMMITMENT - EMPLOYMENT AGREEMENT

An employment agreement dated January 1, 2000 (revised in June, 2000 and August,
2000) with the Chairman provides for future base annual compensation as follows:



                           Year Ending
                             February                  Amount
                           -----------                 ------
                                2002                 $  240,000
                                2003                    240,000
                                2004                    240,000
                           -----------
                                2005                    240,000
                           -----------
                                2006                    200,000
                           -----------               ----------
                                                     $1,160,000
                                                     ==========

The base salary under this agreement for the years ended February 28, 2001 and February 29, 2000 of $150,000 and $40,000, respectively, has been expensed and is included in salaries and benefits on the statements of operations. During the year ended February 28, 2001, $60,000 was paid in cash and the balance of $130,000 has been accrued as accrued salaries on the balance sheet as of February 28, 2001.

In addition, a bonus will be available upon the attainment of certain earnings goals. The earnings goal criteria were not met to date and therefore no additional compensation is due. Additionally, the Chairman is to receive options to purchase 500,000 shares of common stock at $1.00 per share annually commencing January 1, 2001 and ending on January 1, 2006.

NOTE  9 - RELATED PARTY TRANSACTIONS

Planet Sweep, Inc. has entered into a number of related party agreements and transactions as follows.

STOCK COMPENSATION - CHAIRMAN

The Company issued 11,000,000 shares of common stock to the Chairman and another officer for services rendered for the period ended February 28, 1999 for a then fair value approximating its par value of $.001. The Chairman owns 10,000,000 shares of the outstanding common stock as of February 28, 2001.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

STOCK GRANTS - OFFICERS AND EMPLOYEES

Certain officers, employees and vendors of the Company were granted shares of common stock upon the commencement of their employment. A total of 7,100,000 of these shares have been ascribed a value of $.01 per share due to the risk of loss during the holding period and restrictions as to the sale of these shares. An additional 50,000 of these shares were ascribed a value of $1.00 per share as they were granted in early 2001 and carried no vesting restrictions. These shares vest generally over a period of three years assuming continued employment with PSI.

The majority of the unvested shares were cancelled as of February 28, 2001 in lieu of a stock option plan to be implemented by the Company. The following depicts the activity transacted under these grants.

   Total shares issued                7,150,000
   Forfeited for discontinuance
    of employment                    (1,166,668)
   Cancelled in lieu of stock
    option plan                      (2,663,332)
                                     ----------
   Total shares included in
    common stock outstanding
    at February 28, 2001              3,320,000
                                     ==========

Compensation expense of $74,775 has been reflected in the statement of operations related to these grants for the year ended February 28, 2001.

Non-vested shares totaled 780,000 as of February 28, 2001. Subsequent thereto, 400,000 shares were cancelled due to discontinuance of employment. The remaining 380,000 shares vest in 95,000 share increments every six months through March, 2003. Unearned compensation related to these grants at February 28, 2001 totals $7,925 and will be amortized as the remaining shares are vested.

VILLIERS CAPITAL

Included in the shares issued and outstanding indicated in the Stock Grants section above are 600,000 shares issued to Villiers Capital, a

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

company controlled by the Chairman of Planet Sweep, Inc. A total of 200,000 of these shares have not yet vested.

Planet Sweep has incurred rent expense to Villiers Capital totaling $48,000 during the six months ended February 28, 2001 for the occupancy of certain office space in New York City. Additionally, PSI incurred fees for capital raising efforts performed by Villiers Capital totaling $29,939. These fees have been charged against additional paid-in capital related to the sale of the Company's common stock.

Villiers Capital has charged PSI $84,000 under a consulting agreement for services rendered related to marketing, investor relations, securities filings and treasury functions. As of February 28, 2001, Planet Sweep owes Villiers Capital a total of $16,731 for all of the above noted services.

Planet Sweep is committed under this consulting agreement to utilize the services outlined above from Villiers Capital at the following compensation amounts:


         Year Ending
          February                                             Amount
         -----------                                          --------
             2002                                             $102,000
             2003                                              102,000
         -----------
             2004                                              132,000
         -----------
             2005                                              132,000
         -----------                                          --------
                                                              $468,000
                                                              ========

MUSAFAR, INC.

Included in the shares issued and outstanding indicated in the Stock Grants section above are 200,000 shares issued to Musafar, Inc., a company owned by the brother of the Chairman of Planet Sweep, Inc. All of these 200,000 shares have vested as of February 28, 2001.

Additionally, PSI has incurred consulting expenses totaling $100,000 for services rendered by Musafar, Inc. during the year ended February 28, 2001. As of February 28, 2001, $10,000 of these consulting service expenses have not been paid and are included in accounts payable.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

EMPLOYEE
PSI employees a cousin of the Chairman as a company "Representative" at an annual salary of $60,000. This employment commenced on July 1, 2000 and accordingly $40,000 of salary expenses related thereto has been included in the statement of operations for the year ended February 28, 2001. As of February 28, 2001, Planet Sweep, Inc. owes $5,000 to this employee and such amount is included in accrued salaries at year-end.

Additionally, this employee received 50,000 shares of common stock which fully vested during the year ended February 28, 2001. These shares were valued at $1.00 per share which reflects management's best estimate of the then current value of Planet Sweep, Inc. common stock at the date of issuance.

NOTE 10 - SOFTWARE LICENSE

Planet Sweep, Inc. entered into a software reseller licensing agreement dated November 29, 2000 with a software manufacturer. PSI agreed to sell certain software and pay a minimum of $50,000 to the manufacturer. The agreement runs for one year with renewal terms of twelve months each. No amortization of the licensing agreement has been recorded since no sales have yet been consummated. Management believes that sales will occur in fiscal 2002. As of February 28, 2001, Planet Sweep, Inc. owed the full $50,000 to the software manufacturer and this amount is carried in accounts payable. In April, 2001, $25,000 was paid to the software manufacturer.


NOTE 11 - PAYROLL TAX LIABILITIES

As of February 28, 2001, Planet Sweep, Inc. was liable for payroll taxes withheld from employees and the respective employer matching for social security and medicare for the period July 1, 2000 through February 28, 2001. The liability, inclusive of $20,000 for estimated interest and penalties, totals $209,436. Subsequent to February 28, 2001, $13,122 of this liability has been paid. The payroll tax liability at June 12, 2001 is approximately $365,000.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTE 12 - LOSS ON ADVANCES

In March, 2000, Planet Sweep, Inc. loaned $29,000 to Southern Hardwoods, a wholly owned subsidiary of Timber Resources International, Inc. (Timber Resources). Timber Resources, a company having shared directors with Planet Sweep, Inc., repaid the loan in March, 2000. In a dispute with Timber Resources, the depository bank was allegedly unable to collect funds deposited. The depository bank utilized provisions under the Uniform Commercial Code and seized a total of $38,639 of the Company's funds. Discussions with the depository bank for restitution have been fruitless. The two related companies do not have the financial wherewithal to repay the amount lost. As recovery appears remote, the $38,639 has been written off to loss on advances.

The Company engaged a subcontractor in December, 2000 on behalf of Timber Universe, Inc. The subcontractor was to create an E-Commerce solution/website for wood enthusiasts. Timber Universe, Inc. was to reimburse PSI for the cost of the subcontractor which was $22,742. The Company has a promissory note from Timber Universe, Inc.; however there is no evidence that Timber Universe, Inc. will have the ability to satisfy the note. Therefore, the $22,742 has been written off to loss on advances.

NOTE 13 - LOSS ON INVESTMENTS

Planet Sweep, Inc. paid $25,000 to acquire certain assets of a bankrupt company through a joint venture transaction. The venture failed to materialize and the prospective joint venture partner has retained the $25,000 paid by PSI as a break-up fee. The possibility of recovering these funds is remote and therefore the amount has been written off as a loss on investments.

In December, 2000, PSI invested $12,000 in anticipation of the purchase of a corporation which was a provider of Internet related music. The corporation failed leaving no assets nor value and therefore PSI has written off the $12,000 to loss on investments.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTE 14 - STOCK OPTIONS

The Company granted stock options to certain employees, advisors and vendors during the year ended February 28, 2001. Each option entitles the holder to purchase one share of Planet Sweep, Inc. common stock at $1.00 per share, which reflects management's best estimate of the then current value of Planet Sweep, Inc. common stock at the date of grant. A total of 2,216,666 options were granted and 800,000 vested by February 28, 2001. The remaining options vest over time as follows.


           Year Ending
            February                                            Number
           -----------                                        ---------
              2002                                              350,000
              2003                                              350,000
              2004                                              300,000
              2005                                              250,000
              2006                                              166,666
           -----------                                        ---------
              Total                                           1,416,666
                                                              =========

NOTE 15 - SUBSEQUENT EVENTS

ISSUANCE OF SUBORDINATED DEBT

In May, 2001, Planet Sweep, Inc. raised $365,000 through the issuance of subordinated notes. The notes are due in May, 2006 and carry interest at 12% per annum. Interest is payable quarterly commencing August, 2001.

The note holders received warrants to purchase 365,000 shares of Planet Sweep, Inc. common stock at $.50 per share. These warrants expire in May, 2004.

Additionally, the Chairman of Planet Sweep, Inc. has personally guaranteed the subordinated notes.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

RESIGNATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

On May 31, 2001, the President and Chief Executive Officer of Planet Sweep, Inc. tendered his resignation. Such resignation is effective June 30, 2001.






         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.