Form 10QSB
period 2001-05-31
PLANET SWEEP INC
filed 2001-07-13
CIK 1119676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the period ended May 31, 2001

                                       or

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number:

                               PLANET SWEEP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                  06-1572563

(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)      Identification No.)

           570 Lexington Avenue, 45th Floor, New York, New York 10022
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 751-7282
              (Registrant's telephone number, including area code)

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of Registrant's Common Stock at May 31, 2001, was 20,597,552 shares.

                               PLANET SWEEP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED MAY 31, 2001

                                TABLE OF CONTENTS


FORM 10-QSB..............................................................................................................1

PART I   FINANCIAL INFORMATION...........................................................................................3

ITEM 1.  FINANCIAL
STATEMENTS...............................................................................................................3
BALANCE SHEETS...........................................................................................................3
ASSETS...................................................................................................................3
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)...........................................................................4
STATEMENTS OF OPERATIONS.................................................................................................5
STATEMENTS OF CASH FLOWS.................................................................................................6
NOTES TO FINANCIAL STATEMENTS............................................................................................8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.....................................................................................13
INTRODUCTION............................................................................................................13
RESULTS OF OPERATIONS...................................................................................................13
CAPITAL RESOURCES AND LIQUIDITY.........................................................................................14

PART II  OTHER INFORMATION..............................................................................................15
ITEM 1.  LEGAL PROCEEDINGS..............................................................................................15
ITEM 2.  CHANGES IN SECURITIES..........................................................................................15
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................................................15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................................15
ITEM 5.  OTHER INFORMATION..............................................................................................15
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................................16


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.


                               PLANET SWEEP, INC.

                                 BALANCE SHEETS



                                     May 31,    May 31,  February 28,
                                      2001       2000        2001
                                    --------   --------    --------
ASSETS

Current Assets
 Cash                               $ 38,478   $ 55,748    $      -
 Accounts receivable, net of
   allowance of $431,000 at           73,605      2,665     146,294
   May 31,2001; $0 at May 31,2000;
   and $268,000 at February 28,2001
 Other current assets                 14,907     16,033         481
                                    --------   --------    --------

Total current assets                 126,990     74,446     146,775
                                    --------   --------    --------

Property and equipment - at cost,
 less accumulated depreciation
 of $9,349 at May 31,2001;$0 at
 May 31,2000;and $5,781 at
 February 28,2001                     34,619      6,894      28,904
                                    --------   --------    --------
Other Assets
 Security deposits                    64,355      6,220      64,355
 Software license                     50,000          -      50,000
 Provisional patent                   49,283    250,000      48,000
                                    --------   --------    --------

       Total other assets            163,638    256,220     162,355
                                    --------   --------    --------


           Total Assets             $325,247   $337,560    $338,034
                                    ========   ========    ========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               PLANET SWEEP, INC.

                                 BALANCE SHEETS


                                     May 31,    May 31,  February 28,
                                      2001       2000        2001
                                  ----------  ---------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
  Cash Overdraft                  $        -  $       -  $   44,425
  Accounts payable                   785,760     56,752     611,121
  Payroll tax liabilities            342,434     17,062     209,436
  Accrued expenses                    99,342     13,443     121,583
  Accrued salaries                   235,249     40,000     155,158
  Sales tax payable                   14,461        397      13,053
                                  ----------  ---------  ----------

  Total Current Liabilities        1,477,246    127,654   1,154,776

  Long Term Liabilities
   12% Note Due 2006                 365,000          -           -
                                  ----------  ---------  ----------
Total Liabilities                  1,842,246    127,654   1,154,776
                                  ----------  ---------  ----------

Stockholders' Equity/(Deficit)
 Capital stock; $.001 par value;
 authorized: 100,000,000 shares;
[cad 157] issued and outstanding
 20,597,552 shares at
 May 31,2001; 27,270,800
 shares at May 31,2000; and
 20,997,552 shares at
 February 28, 2001                    20,598     27,271      20,998
  Additional paid-in capital         826,462    652,263     830,062
  Unearned compensation               (3,440)   (49,600)     (7,925)
  Accumulated deficit             (2,360,619)  (420,028) (1,659,877)
                                  ----------  ---------  ----------

 Total Stockholders'
   Equity/(Deficit)               (1,516,999)   209,906    (816,742)
                                  ----------  ---------  ----------
 Total Liabilities and
 Stockholders'
Equity/(Deficit)                  $  325,247  $ 337,560  $  338,034
                                  ==========  =========  ==========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               PLANET SWEEP, INC.

                            STATEMENTS OF OPERATIONS

                           FOR THE THREE MONTHS ENDED


                                      May 31,            May 31,
                                       2001               2000
                                   -----------        -----------
Sales                              $   583,577        $     5,118
                                   -----------        -----------

Operating Expenses
 Salaries and benefits                 499,136            138,285
  Subcontractor expense                275,925                  -
  Consulting expense                   183,143            132,577
  Bad debt                             163,000                  -
  Professional fees                     18,500             56,571
  Rent                                  69,844              2,500
  Office expenses                       22,875             19,609
  Sales commissions                      6,800                  -
  Advertising and promotion                670                750
  Travel and entertainment               7,697              3,073
  Telephone                              7,705              1,568
  Depreciation expense                   3,568                  -
  Other operating expenses               9,128              3,785
                                   -----------        -----------

     Total operating expenses        1,267,991            358,718
                                   -----------        -----------

       Operating (loss)               (684,414)          (353,600)
                                   -----------        -----------

Other income/(expense)
  Loss on advances                      (5,500)                 -
  Factoring finance charges            (16,770)                 -
  Other income                           5,942                265
                                   -----------        -----------
Total other income/(expense)           (16,328)               265
                                   -----------        -----------

(Loss) before income taxes            (700,742)          (353,335)

  Income taxes                           - 0 -             - 0 -
                                   -----------        -----------

   Net (loss)                      $  (700,742)       $  (353,335)
                                   ===========        ===========

Net (loss) per common share        $     (0.03)       $     (0.02)
                                   ===========        ===========

Weighted average number of
  shares outstanding                20,899,774         21,388,000
                                   ===========        ===========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               PLANET SWEEP, INC.

                            STATEMENTS OF CASH FLOWS

                           FOR THE THREE MONTHS ENDED


                                                 May 31,       May 31,
                                                  2001          2000
                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net (loss)                                   $  (700,742)  $  (353,335)

Adjustments to reconcile net (loss)to net cash used by operating activities

Bad debt expense                                  163,000             -
Loss on investments                                     -             -
Amortization of unearned compensation                 485             -
Depreciation                                        3,568             -
Loss on advances                                    5,500
(Increase) Decrease-Assets:
 Accounts receivable                              (90,311)       (2,665)
 Other current assets                             (14,426)      (16,033)
Increase (Decrease)-Liabilities:
 Cash overdraft                                         -             -
 Accounts payable                                 174,639        56,752
 Payroll tax liabilities                          132,998        17,062
 Accrued expenses                                 (22,241)      (40,000)
 Accrued salaries                                  80,091        40,000
 Sales tax payable                                  1,408           397
                                              -----------   -----------

Net Cash Flow Used by Operating Activities       (266,031)     (297,822)
                                              -----------   -----------
CASH FLOWS (USED) BY INVESTING ACTIVITIES
 Security deposits                                      -        (6,220)
 Costs related to provisional patent purchase      (1,283)     (250,000)
 Purchase of property and equipment                (9,283)       (6,894)
 Advances                                          (5,500)            -

Net cash (used) by investing activities           (16,066)     (263,114)
                                              -----------   -----------

    Subtotal                                     (282,097)     (560,936)
                                              -----------   -----------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               PLANET SWEEP, INC.

                            STATEMENTS OF CASH FLOWS

                           FOR THE THREE MONTHS ENDED


                                                 May 31,       May 31,
                                                  2001          2000
                                              -----------   -----------
Balance forward                                  (282,097)     (560,936)
                                              -----------   -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net proceeds from sale of stock and bonds         365,000       561,684
                                              -----------   -----------

Net increase/(decrease) in cash                    82,903           748
Cash-beginning of Quarter                         (44,425)       55,000
                                              -----------   -----------

Cash-end of Quarter                           $    38,478   $    55,748
                                              ===========   ===========




Supplemental disclosure of cash flow information:

Cash paid during the year

  Interest expense                            $         -   $         -
                                              ===========   ===========

  Income taxes                                $         -   $         -
                                              ===========   ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               PLANET SWEEP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000


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

         Planet Sweep, Inc. ("PSI" or the "Company") commenced operations in March 2000. The Company is in the business of marketing Internet enabling technologies, digital data solutions and information technology consulting services principally to customers in the Northeastern United States. Revenues are generated primarily through technology consultative services such as software creation and development and value added reseller services related to data system integration and data storage.


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

                               PLANET SWEEP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000


NOTE 1 - General and Summary of Significant Accounting Policies
         (Continued)

(D) - Intangible Assets

         Amortization of the provisional patent over a period of seventeen years will commence subsequent to the final enhancements and registration. The software license will be amortized on a pro-rata basis with the sales related thereto.

(E) - Income Taxes

         No current income taxes have been provided since PSI incurred losses from the date of inception (July 17, 1998) through May 31, 2001. Normally, taxes are provided on all revenue and expense items included in the statements of operations, regardless of the period in which such items are recognized for income tax purposes, except for items representing a permanent difference between pretax accounting income and taxable income.

(F) - Net Loss Per Common Share

         Net loss per common share was computed by dividing the net loss incurred for each of the years presented by the average number of common shares outstanding during the respective quarters.

(G) - Accounts Receivable

         In an effort to enhance its cash flow, the Company has utilized a factoring relationship with a regional factoring concern. The factoring concern has a general business lien on all of the Company's assets.

(H) - Use of Estimates

         In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect

                               PLANET SWEEP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000


NOTE 1 - General and Summary of Significant Accounting Policies
         (Continued)

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

         As shown in the accompanying financial statements, the Company incurred a net loss of $700,742 during the quarter ended May 31, 2001 and, as of that date, had a working capital deficiency of approximately $1,350,000 and accumulated stockholders' deficit of $1,516,999.

         The Company's ability to generate sufficient proceeds from prospective operations and/or debt or equity placements is uncertain. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the company is unable to continue as a going concern.

         Management is continuing its efforts to arrange for the placement of sufficient debt or equity financing to alleviate the above described conditions. See also Notes 3 and 7.

                               PLANET SWEEP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000


NOTE 3 - Economic Dependency and Allowance for Doubtful Accounts

         PSI generated gross sales totaling $583,577, of which approximately 42% was to its largest customer. This customer experienced operating and financial difficulties and PSI recorded a $250,000 reserve for doubtful accounts related to this customer's outstanding receivable at February 28, 2001. During the three months ended May 31, 2001 an additional $163,000 was added to this reserve resulting in a total reserve of $413,000 against this customer's outstanding receivable at May 31, 2001.

NOTE 4 - Provisional Patent

         At May 31, 2000 the Company owned two provisional patents valued at $250,000; subsequently the Company re-assigned one of the patents to the developer resulting in the acquisition by Planet Sweep, Inc. of one provisional patent for 940,000 shares of Planet Sweep common stock valued at $.05 per share or $47,000 plus $2,283 of capitalized legal costs at May 31, 2001. There has been no amortization recorded since the Company is enhancing the underlying patent pending software and has not yet placed the related product into production.

NOTE 5 - Property and Equipment

         Property and equipment consists of the following as of May 31, 2001:


     Furniture and equipment            $15,484
     Computer hardware/software          28,484
                                        -------
           Subtotal                      43,968
     Less accumulated depreciation        9,349
                                        -------
           Total                        $34,619
                                        =======


         Depreciation and amortization expense amounted to $3,568 for the three months ended May 31, 2001. The fair market value of property and equipment approximates book value.

                               PLANET SWEEP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000


NOTE 6 - Payroll Tax Liabilities

         As of May 31, 2001, Planet Sweep, Inc. was liable for payroll taxes withheld from employees and the respective employer matching for social security and Medicare for the period July 1, 2000 through May 31, 2001 of $342,434. The payroll tax liability at June 30, 2001 is approximately $391,000 inclusive of $28,000 accrued for estimated interest and penalties.

NOTE 7 - Issuance of Subordinated Debt

         During the three months ended May 31, 2001, Planet Sweep, Inc. raised $365,000 through the issuance of subordinated notes. The notes are due in May 2006 and carry interest at 12% per annum. Interest is payable quarterly commencing August 2001.

         The note holders received warrants to purchase 365,000 shares of Planet Sweep, Inc. common stock at $.50 per share. These warrants expire in May 2004.

         Additionally, the Chairman of Planet Sweep, Inc. has personally guaranteed the subordinated notes.

NOTE 8 - Resignation of President and Chief Executive Officer

         On May 31, 2001, the President and Chief Executive Officer of Planet Sweep, Inc. tendered his resignation. Such resignation is effective June 30, 2001.

NOTE 9 - Decrease in Capital Stock

         On May 10, 2001 the Company recorded a decrease in outstanding capital stock of 400,000 shares due to forfeiture pursuant to the termination clauses of two employment agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with the Company's Annual Report filed on Form 10K for the fiscal year ending February 28, 2001 and the Company's Financial Statements included in Item 1 hereof.

INTRODUCTION

         From its inception in July of 1998 until February 29, 2000 the Company existed primarily as a development stage company created for the purpose of raising capital for Internet related projects. The Company commenced operations during the first fiscal quarter 2001.

         Since its inception, the Company has incurred significant losses. As of May 31, 2001, the Company had an accumulated deficit of $2,360,619 and a stockholders' deficit $1,516,999. The Company's operating activities for the three months ended May 31, 2001 were primarily devoted to information technology consulting services and continued development and distribution of its patent pending Cyclone(TM) automated search engine interface.

         The Company has not achieved profitability on a quarterly or an annual basis and anticipates that it will continue to incur significant operating losses in the foreseeable future. No revenue has been generated though the sale or licensing of the Company's proprietary technologies.

         Management foresees that the Company will incur significant sales and marketing, research and development and general and administrative expenses as it expands its business and, as a result, the Company will need to raise sufficient additional capital and generate significant revenues to achieve profitability.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED MAY 31, 2001 AS COMPARED TO FISCAL QUARTER ENDED MAY 31, 2000.

         Revenues for three months ended May 31, 2001 were $583,577 as compared to $5,118 for the three months ended May 31, 2000. The increase in revenue resulted primarily from the sale of information technology consulting services by the Company's InfoSweep Consulting division.

         Operating expenses were $1,267,991 for the three months ended May 31, 2001, an increase of $909,273 from the comparable period last year. The increase in operating expenses was primarily a result of the following:

         Salaries and benefits increased $360,851 from $138,285 for the three months ended May 31, 2000 to $499,136 for the three months ended May 31, 2001 due to additional staffing requirements for expansion of the InfoSweep Consulting division.

         Sub-contractor expense was $275,925 for the three months ended May 31, 2001 compared to $0 in the comparable period of the prior year resulting from the personnel requirements of the Company's InfoSweep Consulting division which generated revenues of $583,577.

         Consulting expenses increased $50,566 from $132,577 during the three months ended May 31, 2000 to $183,143 for the three months ended May 31, 2001 primarily as a result of the addition of financial consulting services.

         Bad debt expense was $163,000 for the three months ended May 31, 2001 compared to $0 for the comparable period last year due to the company's largest customer being foreclosed upon.

         The Company experienced a loss from operations of $684,414 for the three months ending May 31, 2001 as compared to a loss of $353,600 for the comparable period last year. The increase in the loss from operations resulted primarily from a ramp-up in personnel expenses in anticipation of future sales.

         Cash flow from financing activities for the three months ended May 31, 2001 was $365,000 received from the sale of subordinated notes as compared to $561,684 for the same period last year received from the sale of common stock.

         The Company has not recorded a provision for income taxes because it has experienced net losses from inception.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's working capital requirements to support continuing business operations and future growth have been principally met through a combination of private equity placements and debt financing. At May 31, 2001, The Company had a working capital deficiency of approximately $1,350,000.

         During the three months ended May 31, 2001, additional financing of $365,000 was received through the sale of 12% five year unsecured debentures. The bond holders received three year warrants to purchase one share of the Company's common stock at $.50 for each $1.00 invested. The principal sum of the notes is personally guaranteed by the Company's Chairman.

         The Company currently lacks the working capital required to continue as a going concern. Management endeavors to enter into agreements for additional debt or equity funding in the second and third quarter of fiscal year 2002 in order to meet the Company's working capital needs. However, there are no assurances that agreements for such additional funding will be consummated. Absent an immediate infusion of additional capital, it is unlikely that the Company will be able to continue operations.

         The foregoing information may contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this report.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

         On May 31, 2001 the Company's President and Chief Executive Officer submitted his resignation effective June 30, 2001.

         In May 2001 the Company formed a new operating division, Planet Data Solutions ("PDS") to provide management and distribution of electronic documents. The division has present contractual obligations of $28,800 per month which includes employment contracts for the division CEO and CIO of $12,500 each and a lease for office space of $3,800 per month.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

None.

(b) Reports on Form 8-K:

None.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 12, 2001

PLANET SWEEP, INC.
(Registrant)

By:    /s/ Aziz Hirji
       ----------------------------------
       Chairman of the Board of Directors