Form 10QSB
period 2001-08-31
PLANET SWEEP INC
filed 2001-10-22
CIK 1119676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended August 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number:

                               PLANET SWEEP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                          06-1572563
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

           570 Lexington Avenue, 45th Floor, New York, New York 10022
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 751-7282
              (Registrant's telephone number, including area code)

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

The number of shares outstanding of Registrant's Common Stock at August 31, 2001, was 20,564,220 shares.

                               PLANET SWEEP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED AUGUST 31, 2001

                                TABLE OF CONTENTS

FORM 10-QSB................................................................................................................1
PART I   FINANCIAL INFORMATION.............................................................................................3
Item 1.  FINANCIAL STATEMENTS..............................................................................................3
BALANCE SHEETS.............................................................................................................3
STATEMENTS OF OPERATIONS...................................................................................................5
   FOR THE SIX MONTHS ENDED AUGUST 31, 2001 AND 2000 (Unaudited)...........................................................5
   FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000 (Unaudited).........................................................6
STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)...............................................................................7
   FOR THE SIX MONTHS ENDED AUGUST 31, 2001 (Unaudited) AND THE YEAR ENDED FEBRUARY 28,2001................................7
STATEMENTS OF CASH FLOWS...................................................................................................9
   FOR THE SIX MONTHS ENDED AUGUST 31, 2001 AND 2000 (Unaudited)...........................................................9
NOTES TO FINANCIAL STATEMENTS.............................................................................................11
Item 2.    Management's Discussion and Analysis of Financial Condition and Result of Operations...........................16
PART II  OTHER INFORMATION................................................................................................20
Item 1.   Legal Proceedings...............................................................................................20
Item 2.   Changes in Securities...........................................................................................20
Item 3.   Defaults Upon Senior Securities.................................................................................20
Item 4.   Submission of Matters to a Vote of Security Holders.............................................................20
Item 5.   Other Information...............................................................................................20
Item 6.   Exhibits and Reports on Form 8-K................................................................................21
SIGNATURES................................................................................................................22


PART I   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                               PLANET SWEEP, INC.
                                 BALANCE SHEETS

             AS OF AUGUST 31, 2001 (Unaudited) AND FEBRUARY 28, 2001


                                                        August 31,  February 28,
                                                           2001         2001
                                                        ----------  -----------
                                                       (Unaudited)
ASSETS

Current Assets
 Cash                                                   $  2,707        $   --
 Accounts receivable, net of
   allowance of $431,000 at
   Aug 31,2001; and $268,000
   at February 28,2001                                     5,623         146,294
 Other current assets                                     14,250             481
                                                        ----------      ---------
Total current assets                                      22,580         146,775
                                                        ----------      ---------
Property and equipment - at cost,
 less accumulated depreciation
 of $12,917 at Aug 31,2001;
 and $5,781 at
 February 28,2001                                         58,730          28,904
                                                        ----------      ---------
Other Assets
 Security deposits                                        75,755          64,355
 Software license, net of
    Amortization of $25,000
    At August 31, 2001                                    25,000          50,000
 Provisional patent                                       49,283          48,000
                                                        ----------      ---------
       Total other assets                                150,038         162,355
                                                        ----------      ---------

           Total Assets                                 $231,348        $338,034
                                                        ==========      =========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               PLANET SWEEP, INC.
                                 BALANCE SHEETS

             AS OF AUGUST 31, 2001 (Unaudited) AND FEBRUARY 28, 2001

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)



                                                  August 31,       February 28,
                                                      2001             2001
                                                 -----------       -----------
                                                 (Unaudited)
Current Liabilities
  Cash Overdraft                                 $      --          $    44,425
  Accounts payable                                   695,124            611,121
  Payroll tax liabilities                            436,629            209,436
  Accrued expense                                    111,394            121,583
  Accrued salaries                                   256,500            155,158
  Short Term Note                                    100,000               --
  Sales tax payable                                   15,269             13,053
                                                 -----------         ----------
  Total Current Liabilities                        1,614,916          1,154,776

  Long Term Liabilities
   12% Note Due 2006                                 515,000               --
                                                 -----------         ----------
Total Liabilities                                  2,129,916          1,154,776
                                                 -----------         ----------

Stockholders' Equity/(Deficit)
 Capital stock; $.001 par value;
 authorized: 100,000,000 shares;
 issued and outstanding
 20,564,220 shares at
 Aug 31,2001;and
 20,997,552 shares at
 February 28,2001                                     20,564             20,998
  Additional paid-in capital                         826,163            830,062
  Unearned compensation                               (2,955)            (7,925)
  Accumulated deficit                             (2,742,340)        (1,659,877)
                                                 -----------         ----------

 Total Stockholders'                              (1,898,568)          (816,742)
     Equity/(Deficit)                             -----------         ----------


 Total Liabilities and
 Stockholders'
Equity/(Deficit)                                 $   231,348        $   338,034
                                                 ===========        ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               PLANET SWEEP, INC.
                            STATEMENTS OF OPERATIONS

          FOR THE SIX MONTHS ENDED AUGUST 31, 2001 AND 2000 (Unaudited)


                                            August 31,           August 31,
                                               2001                 2000
                                            ----------            --------
                                           (Unaudited)           (Unaudited)
Sales                                      $    653,722      $    415,437
                                           ------------      ------------
Operating Expenses
 Salaries and benefits                          809,964           273,428
  Subcontractor expense                         307,965           152,542
  Consulting expense                            124,192           253,035
  Bad debt                                      163,291              --
  Professional fees                              39,675            89,016
  Rent                                          134,357            11,024
  Office expenses                                31,197            32,143
  Sales commissions                               6,800              --
  Advertising and promotion                       1,345             3,334
  Travel and entertainment                        9,799            11,335
  Telephone                                      13,418             4,804
  Depreciation expense                            7,136              --
  Amortization of Software License               25,000              --
  Other operating expenses                       28,002             6,488
                                           ------------      ------------

     Total operating expenses                 1,702,141           837,149
                                           ------------      ------------
       Operating (loss)                      (1,048,419)         (421,712)
                                           ------------      ------------

Other income/(expense)
  Loss on advances                               (5,500)             --
  Factoring finance charges                     (14,300)             (750)
  Interest Expense                              (13,700)             --
  Other income/(Expense)                           (544)              349
                                           ------------      ------------
Total other income/(expense)                    (34,044)             (401)
                                           ------------      ------------

(Loss) before income taxes                   (1,082,463)         (422,113)

  Income taxes                                    - 0 -             - 0 -
                                           ------------      ------------

   Net (loss)                              $ (1,082,463)         (422,113)
                                           ============      ============
Net (loss) per common share                $      (0.05)     $      (0.02)
                                           ============      ============
Weighted average number of
  shares outstanding                         20,901,900        21,388,000
                                           ============      ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               PLANET SWEEP, INC.
                            STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000 (Unaudited)


                                         August 31,          August 31,
                                            2001                2000
                                         ----------          --------
                                         (Unaudited)         (Unaudited)

Sales                                    $     70,145    $    410,319
Operating Expenses                       ------------    --------------
 Salaries and benefits                        300,864         135,210
  Subcontractor expense                        32,040         152,542
  Consulting expense                          (59,690)        120,459
  Bad debt                                       --              --
  Professional fees                            14,341          32,445
  Rent                                         63,761           8,524
  Office expenses                              11,461          12,062
  Sales commissions                              --              --
  Advertising and promotion                      --             2,584
  Travel and entertainment                      8,616           8,262
  Telephone                                     5,712           3,236
  Depreciation expense                          3,568            --
  Amortization of software license             25,000            --
  Other operating expenses                     29,689           3,106
                                         ------------    ------------
     Total operating expenses                 435,362         478,430
                                         ------------    ------------

       Operating (loss)                      (365,217)        (68,111)
                                         ------------    ------------

Other income/(expense)
  Factoring finance charges                      --              (750)
  Interest Expense                            (11,050)           --
  Other income/(Expense)                          (94)             84
                                         ------------    ------------
Total other income/(expense)                  (11,144)           (666)
                                         ------------    ------------

(Loss) before income taxes                   (376,361)        (68,777)

  Income taxes                                 - 0 -            - 0 -
                                         ------------    ------------
   Net (loss)                            $   (376,361)   $    (68,777)
                                         ============    ============
Net (loss) per common share              $      (0.02)   $       (NIL)
                                         ============    ============
Weighted average number of
  shares outstanding                       20,684,147      21,388,000
                                         ============    ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               PLANET SWEEP, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

              FOR THE SIX MONTHS ENDED AUGUST 31, 2001 (Unaudited)
                       AND THE YEAR ENDED FEBRUARY 28,2001


                                 Common            Common      Additional
                              No Par Value         Stock         Paid-in     Accumulated       Unearned
                                SHARES             AMOUNT        CAPITAL       DEFICIT       COMPENSATION      TOTAL
                              -----------        ---------     ----------      -------       ------------     -------

Balance - March 1, 2000          16,055,000         16,055         52,195        (66,693)          --            1,557

Shares issued to purchase
Patents valued at $.05 per
share                             5,000,000          5,000        245,000           --             --          250,000

Shares cancelled related to
patents valued at $.05 per
share                            (5,000,000)        (5,000)      (245,000)          --             --         (250,000)

Shares issued to purchase
Patent valued at $.05 per
share                               940,000            940         46,060           --             --           47,000

Shares issued as compensation
valued at $.01 per share          7,100,000          7,100         63,900           --          (71,000)          --

Shares issued as compensation
 valued at $1.00 per share           50,000             50         49,950           --          (50,000)          --

Compensation shares cancelled
 valued at $.01 per share        (3,829,998)        (3,830)       (34,470)          --           38,300           --

Amortization of unearned
 compensation                          --             --             --             --           74,775         74,775

Net proceeds from the sale of
common stock                        682,550            683        652,427           --             --          653,110

Net loss for the year ended
February 28, 2001                      --             --             --       (1,593,184)          --       (1,593,184)
                                -----------       -------       ---------     ----------        --------    -----------
Balance- February 28, 2001      (20,997,552)       (20,998)      (830,062)    (1,659,877)        (7,925)      (816,742)


                               PLANET SWEEP, INC.
                   STATEMENT OF STOCKHOLDER'S EQUITY/(DEFICIT)

              FOR THE SIX MONTHS ENDED AUGUST 31, 2001 (Unaudited)
                      AND THE YEAR ENDED FEBRUARY 28, 2001



                                    Common         Common       Additional
                                  No Par Value      Stock         Paid-In       Accumulated   Unearned
                                    Shares          Amount        Capital        Deficit    Compensation       Total
                                    ------          ------        -------        -------    ------------       -----
Compensation shares cancelled
valued at $.01 per shares          (400,000)          (400)        (3,600)          --            4,000           --

Shares issued as compensation
valued at $.01 per share            300,000            300          2,700           --             --
                                                                                                                 3,000

Shares rescinded related to
Consulting Agreement               (333,332)          (334)        (2,999)          --             --
                                                                                                                (3,333)

Amortization of unearned
compensation
                                                                                                    970            970

Net loss for the six months                                                   (1,082,463)
                                 ----------     ----------    -----------    -----------    -----------    -----------

Balance - August  31, 2001       20,564,220    $    20,564    $   826,163    $(2,742,340)   $    (2,955)   $(1,898,568)
                                 ==========    ===========    ==========     ===========    ===========    ===========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               PLANET SWEEP, INC.
                            STATEMENTS OF CASH FLOWS

          FOR THE SIX MONTHS ENDED AUGUST 31, 2001 AND 2000 (Unaudited)


                                                 August 31,    August 31,
                                                   2001          2000
                                                ----------     ----------
                                               (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

 Net (loss)                                     $(1,082,463)   $  (422,113)

Adjustments to reconcile net (loss)to net cash used by operating activities

Bad debt expense                                    163,291           --
Loss on investments                                    --
Amortization of unearned compensation                   970           --
Amortization of software license                     25,000           --
Depreciation                                          7,136           --
Loss on advances                                      5,500           --
Common Stock Rescinded                               (3,333)          --
Common Stock issued for Compensation                  3,000           --
(Increase) Decrease-Assets:
 Accounts receivable                                (22,620)      (386,673)
 Other current assets                               (13,769)       (21,254)
Increase (Decrease)-Liabilities:
 Accounts payable                                    84,003        295,638
 Payroll tax liabilities                            227,193          6,409
 Cash Overdraft                                     (44,425)          --
 Accrued expenses                                   (10,189)          --
 Accrued salaries                                   101,342         40,000
 Sales tax payable                                    2,216          5,858
                                                -----------    -----------

Net Cash Flow Used by Operating Activities         (557,148)      (482,135)
                                                -----------    -----------
CASH FLOWS (USED) BY INVESTING ACTIVITIES
 Security deposits                                  (11,400)        (6,820)
 Costs related to provisional patent purchase        (1,283)          --
 Purchase of property and equipment                 (36,962)       (10,148)
 Advances                                            (5,500)          --
                                                -----------    -----------

Net cash (used) by investing activities             (55,145)       (16,968)
                                                -----------    -----------

    Subtotal                                       (612,293)      (499,103)
                                                -----------    -----------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               PLANET SWEEP, INC.
                            STATEMENTS OF CASH FLOWS

          FOR THE SIX MONTHS ENDED AUGUST 31, 2001 AND 2000 (Unaudited)



                                                      August 31,   August 31,
                                                        2001          2000
                                                     ----------   ----------
                                                     (Unaudited)  (Unaudited)


Balance forward                                      (612,293)    (499,103)
                                                    ---------    ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net proceeds from sale of stock                          --        478,060
Net proceeds from short term notes                    100,000         --
Net proceeds from long term notes                     515,000         --
                                                    ---------    ---------


Net Cash Flows provided by Financing
Activities                                            615,000      478,060

Net increase/(decrease) in cash                         2,707      (21,043)
Cash-beginning of Period                                 --         55,000
                                                    ---------    ---------

Cash-end of Period                                  $   2,707    $  33,957
                                                    =========    =========



Supplemental disclosure of cash flow information:

Cash paid during the year

  Interest expense                                  $  10,500     $   --
                                                    ---------    ---------
  Income taxes                                      $    --       $   --
                                                    ---------    ---------



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               PLANET SWEEP, INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE SIX MONTHS ENDED AUGUST 31, 2001 (unaudited)


NOTE 1 - General and Summary of Significant Accounting Policies

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

                               PLANET SWEEP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    FOR THE SIX MONTHS ENDED AUGUST 31, 2001


NOTE 1 - General and Summary of Significant Accounting Policies (Continued)

(D) - Intangible Assets

     Amortization of the provisional patent over a period of seventeen years will commence subsequent to the final enhancements and registration. The software license is being amortized on a straight-line basis over the term of the contract.


(E) - Income Taxes

     No current income taxes have been provided since PSI incurred losses from the date of inception (July 17, 1998) through August 31, 2001. Normally, taxes are provided on all revenue and expense items included in the statements of operations, regardless of the period in which such items are recognized for income tax purposes, except for items representing a permanent difference between pretax accounting income and taxable income.


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

                               PLANET SWEEP, INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE SIX MONTHS ENDED AUGUST 31, 2001 (unaudited)


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

     As shown in the accompanying financial statements, the Company incurred a net loss of $1,082,463 during the six months ended August 31, 2001 and, as of that date, had a working capital deficiency of $1,592,336 and accumulated stockholders' deficit of $2,742,340.

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

                               PLANET SWEEP, INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE SIX MONTHS ENDED AUGUST 31, 2001 (Unaudited)


NOTE 3 - Economic Dependency and Allowance for Doubtful Accounts

     PSI generated gross sales totaling $653,722, for the six months of which approximately 37% was to its largest customer. This customer experienced operating and financial difficulties and PSI recorded a $250,000 reserve for doubtful accounts related to this customer's outstanding receivable at February 28, 2001. During the six months ended August 31, 2001 an additional $163,000 was added to this reserve resulting in a total reserve of $413,000 against this customer's outstanding receivable at August 31, 2001. PSI has retained legal counsel in the State of Connecticut to pursue claims for unpaid accounts receivable owed to PSI. The matter is in pre-litigation negotiation.

NOTE 4 - Provisional Patent

     At August 31, 2000 the Company owned two provisional patents valued at $250,000; subsequently the Company re-assigned one of the patents to the developer resulting in the acquisition by Planet Sweep, Inc. of one provisional patent for 940,000 shares of Planet Sweep common stock valued at $.05 per share or $47,000 plus $2,283 of capitalized legal costs at August 31, 2001. There has been no amortization recorded since the Company is enhancing the underlying patent pending software and has not yet placed the related product into production.

NOTE 5 - Property and Equipment

     Property and equipment consists of the following as of August 31, 2001:



                                         August 31,        February 28,
                                            2001               2001
     Furniture and equipment              $15,484             $13,993
     Computer hardware/software            56,163              20,742
                                          -------             -------
           Subtotal                        71,647              34,685
     Less accumulated depreciation         12,917               5,781
                                          -------             -------
          Total                           $58,730             $28,904
                                          -------             -------


     Depreciation and amortization expense amounted to $7,136 for the six months ended August 31, 2001 and 0 for the six months ended August 31, 2000. The fair market value of property and equipment approximates book value.

                               PLANET SWEEP, INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE SIX MONTHS ENDED AUGUST 31, 2001 (unaudited)


NOTE 6 - Payroll Tax Liabilities

     As of August 31, 2001, Planet Sweep, Inc. was liable for payroll taxes withheld from employees and the respective employer matching for social security and Medicare for the period July 1, 2000 through August 31, 2001 of $436,629. Additionally, the company has $40,500 accrued for estimated interest and penalties which is included in accrued expenses.


NOTE 7 - Issuance of Subordinated Debt

     During the six months ended August 31, 2001, Planet Sweep, Inc. raised $515,000 through the issuance of subordinated notes. The notes are due in May 2006 and carry interest at 12% per annum. Interest is payable quarterly and commenced August 2001.

     The note holders received warrants to purchase 515,000 shares of Planet Sweep, Inc. common stock at $.50 per share. These warrants expire in May 2004.

     Additionally, the Chairman of Planet Sweep, Inc. has personally guaranteed the subordinated notes.


NOTE 8 - Short Term Note

     On August 31, 2001, the Company borrowed $100,000, which is payable on November 15, 2001.


NOTE 9 - Subsequent Event

     On October 1, 2001 the Company raised an additional $100,000 through the issuance of subordinated notes which are payable on November 1, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.

     The following discussion should be read in conjunction with the Company's Annual Report - Form 10-KSB for the fiscal year ending February 28, 2001, Form 10-QSB for the quarter ended May 31, 2001 and the Company's Consolidated Financial Statements included in Item 1 hereof.

INTRODUCTION

     From its inception in July of 1998 until February 29, 2000 the Company existed primarily as a development stage company created for the purpose of raising capital for Internet related projects. The Company commenced operations during the first fiscal quarter 2000.

     Since its inception, the Company has incurred significant losses. As of August 31, 2001, the Company had an accumulated deficit of $2,742,340 and a stockholders' deficit of $ 1,858,568. The Company's operating activities for the six months ended August 31, 2001 were primarily devoted to information technology consulting services and the development of technologies for electronic data and document storage and distribution through the company's new Planet Data Solutions subsidiary.

     The Company has not achieved profitability on a quarterly or an annual basis and anticipates that it will continue to incur operating losses in the foreseeable future.

     Management foresees that the Company will incur significant sales and marketing, research and development and general and administrative expenses as it expands its business and, as a result, the Company will need to raise sufficient additional capital and generate significant revenues to achieve profitability.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED AUGUST 31, 2001 AS COMPARED TO FISCAL QUARTER ENDED AUGUST 31, 2000.

     Revenues for three months ended August 31, 2001 were $70,145 as compared to $410,319 for the three months ended August 31, 2000. The decrease in revenue resulted primarily from an industry slowdown for information technology consulting services.

     Operating expenses were $435,362 for the three months ended August 31, 2001, a decrease of $43,068 from the comparable period last year. The decrease in operating expenses was primarily a result of the following:

     Salaries and benefits increased $165,654 from $135,210 for the three months ended August 31, 2000 to $300,864 for the three months ended August 31, 2001 due to replacing outside consultants with company employees for the InfoSweep Consulting division and the formation of a new Planet Data Solutions subsidiary.

     Sub-contractor expense was $32,040 for the three months ended August 31, 2001 compared to $152,542 in the comparable period of the prior year.

     Consulting expenses decreased $180,149 from $120,459 during the three months ended August 31, 2000 to ($59,690) for the three months ended August 31, 2001 primarily as a result of rescinding a consulting agreement with Teknicon Solutions, Inc. ("Teknicon"). Teknicon forgave $132,706 in exchange for assigning them certain client contracts.

     The Company experienced a loss from operations of $365,217 for the three months ending August 31, 2001 as compared to a loss of $68,111 for the comparable period last year. The increase in the loss from operations resulted primarily from a ramp-up in personnel expenses in anticipation of future sales and a decline in sales from InfoSweep Consulting division.

     Cash flow from financing activities for the three months ended August 31, 2001 was $250,000 received from the sale of subordinated notes as compared to $561,684 for the same period last year received from the sale of common stock.

     The Company has not recorded a provision for income taxes because it has experienced net losses from inception.

     During the three months ended August 31, 2001, additional financing of $250,000 was received through a short term subordinated note for $100,000 and the sale of 12% five year subordinated notes for $150,000. The holders of five year notes received three year warrants to purchase one share of the Company's common stock at $.50 for each $1.00 invested.

SIX MONTHS ENDED AUGUST 31, 2001 AS COMPARED TO SIX MONTHS ENDED AUGUST 31,
2000.

     Revenues for six months ended August 31, 2001 were $653,722 as compared to $415,437 for the three months ended August 31, 2000. The increase in revenue resulted primarily from the sale of information technology consulting services by the Company's InfoSweep Consulting division.

     Operating expenses were $1,702,141 for the six months ended August 31, 2001, an increase of $864,992 from the comparable period last year. The increase in operating expenses was primarily a result of the following:

     Salaries and benefits increased $536,536 from $273,428 for the six months ended August 31, 2000 to $809,964 for the six months ended August 31, 2001 due to additional staffing requirements for the InfoSweep Consulting division, which entered into a Software reseller licensing agreement.

     Sub-contractor expense was $307,965 for the six months ended August 31, 2001 compared to $152,542 in the comparable period of the prior year resulting from the personnel requirements of the Company's InfoSweep Consulting division, which generated revenues of $653,722.

     Consulting expenses decreased $128,843 from $253,035 during the six months ended August 31, 2000 to $124,142 for the six months ended August 31, 2001 primarily as a result of increasing internal staff and reducing reliance on outside consultants.

     Bad debt expense was $163,241 for the six months ended August 31, 2001 compared to $0 for the comparable period last year due to the Company's largest customer being foreclosed upon. The total amount written of to date totals $431,000 for this customer. The Company has retained legal counsel in the State of Connecticut to pursue claims in the amount of $548,630.92 for the accounts receivable owed to the Company by ThinkChain, Inc. and/or Fondelec Group, Inc. and/or Globosource, LLC. The matter is in pre-litigation negotiation and exchange of information status. Depending on the results of the negotiations, the Company is prepared to institute litigation to receive payment for services rendered. The Company has entered into a claim and litigation cost-sharing agreement with Prestige Capital Corporation ("Prestige"). Prestige is pursuing claims against ThinkChain, Inc. and/or Fondelec Group, Inc. and/or Globosource, LLC in the amount of $81,123.65.

     The Company experienced a loss from operations of $1,048,419 for the ending August 31, 2001 as compared to a loss of $421,712 for the comparable period last year. The increase in the loss from operations resulted primarily from a ramp-up in personnel expenses in anticipation of future sales, primarily as a software reseller.

     Cash flow from financing activities for the six months ended August 31, 2001 was $615,000 received from the sale of a short term note of $100,000 and $515,000 from subordinated notes as compared to $561,684 for the same period last year received from the sale of common stock.

     The Company has not recorded a provision for income taxes because it has experienced net losses from inception.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's working capital requirements to support continuing business operations and future growth have been principally met through a combination of private equity placements and debt financing. At August 31, 2001, The Company had a working capital deficiency of $1,592,336.

     During the six months ended August 31, 2001, additional financing of $615,000 was received through a short term note for $100,000 and the sale of 12% five year subordinated notes for $515,000. The holders of the five year subordinated notes received three year warrants to purchase one share of the Company's common stock at $.50 for each $1.00 invested. The principal sum of the notes is personally guaranteed by the Company's Chairman.

     The Company currently lacks the working capital required to continue as a going concern. Management endeavors to enter into agreements for additional debt or equity funding in the second and third quarter of fiscal year 2002 in order to meet the Company's working capital needs. Additionally, the Company is about to introduce a new product line through its Planet Data Solutions subsidiary. This subsidiary will market the conversion of paper documents into an electronic data storage and management system. It is anticipated that processing operations will begin at the end of the third quarter of the fiscal year 2001. However, there are no assurances that agreements for such additional funding, and contracts for Planet Data Solutions will be consummated. Absent an immediate infusion of additional capital it is unlikely that the Company will be able to continue operations.

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

PART II  OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company has been served as a defendant in a lawsuit Donaldson Enterprises Ltd. Inc. d/b/a Delta Planning v. Planet Sweep, Inc. Civil Court of the City of New York regarding preparing a business plan. The Company has filed a counterclaim against Plaintiff demanding dismissal of the Complaint against Defendant and reimbursement by Plaintiff to Defendant.

     The Company and its counsel are not in a position at this time to express an opinion as to the outcome of this action.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of the Company was held on August 6, 2001 and the following matters were voted on:

1. Election of directors for the 1-year term expiring in 2002:

                                      For                           Withheld
                                   -------------               ----------------
         Aziz Hirji                 13,001,533                       714,000

         Anna Petinova              13,001,533                       714,000


2. Ratification of appointment of Pascale Razzino Alexanderson & Co., PLLC as the Company's independent auditors for the fiscal year ending February 28, 2002:

                     For                  Against            Abstain
                  -------------       ----------------  -----------------
                  13,709,333                0                 6,200

Item 5.  Other Information.

     In July 2001, the Company formally incorporated its Planet Data Solutions subsidiary in the State of New York. The subsidiary provides electronic data and document management. The subsidiary has present contractual obligations of $29,500 per month which includes employment contracts for the subsidiary CEO and CIO of $12,500 each and a lease for office space of $4,500 per month.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

None.

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 19, 2001


PLANET SWEEP, INC.
(Registrant)

By:    /s/ Aziz Hirji
       ---------------------------------------
       Aziz Hirji
       Chairman, President & Chief Executive Officer


By:    /s/ Steve Mendelson
       ---------------------------------------
       Steve Mendelson
       CFO/Controller